Form 10-Q
period 1996-09-30
PREMISYS COMMUNICATIONS INC
filed 1996-11-08
CIK 938733

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 2054

                                FORM 10-Q


(MARK ONE)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 27, 1996
                               -----------------------------------------------

                                   OR

   [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

Commission file number        0-25684
                      --------------------------------------------------------

                         PREMISYS COMMUNICATIONS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                Delaware                              94-3153847
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                48664  Milmont  Drive,  Fremont,  California  94538
------------------------------------------------------------------------------
                      (Address of principal executive offices)
                                    (Zip Code)

                                  (510) 353-7600
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
   ---------        --------

The number of shares outstanding of the issuer's common stock, par value $0.01, as of 10/31/96 was 24,550,355 shares.

                         PREMISYS COMMUNICATIONS, INC.

                                   INDEX

  PART I.  FINANCIAL INFORMATION                                       PAGE NO.

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheet - June 30,
                    1996 and September 30, 1996                            3

                    Condensed Consolidated Statement of Operations -
                    Three Month Periods ended September 30, 1995 and
                    1996                                                   4

                    Condensed Consolidated Statement of Cash Flows -
                    Three Month Periods ended September 30, 1995 and
                    1996                                                   5

                    Notes to Condensed Consolidated Financial
                    Statements                                             6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          8

 PART II.  OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                      17

           Signatures                                                     18

I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          PREMISYS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                       June  30,       September 30,
                                         1996              1996
                                       ---------       -------------
                                   ASSETS
Current assets:
  Cash and cash equivalents             $22,058          $23,838
  Short-term investments                 38,803           48,373
  Accounts receivable, net               16,267           16,397
  Inventory                               4,221            4,316
  Deferred tax assets                     2,915            2,915
  Prepaid expenses and other assets         440              376
                                        -------          -------
    Total current assets                 84,704           96,215
Property and equipment, net               2,700            2,833
Other assets                                118              127
                                        -------          -------
                                        $87,522          $99,175
                                        -------          -------
                                        -------          -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $ 3,250          $ 6,377
  Accrued liabilities                     5,897            4,465
  Income taxes payable                      580            4,028
  Current portion of long-term debt         124              104
                                        -------          -------
    Total current liabilities             9,851           14,974
                                        -------          -------

Long-term debt                               91               70
                                        -------          -------

Stockholders' equity:
  Preferred Stock, $0.01 par value,
   2,000,000 shares authorized; no
   shares issued or outstanding              --               --
  Common Stock, $0.01 par value,
   100,000,000 shares authorized;
   24,398,519 and 24,467,482 shares
   issued and outstanding                   244              245
  Additional paid-in capital             66,656           67,483
  Retained earnings                      10,680           16,403
                                        -------          -------
    Total stockholders' equity           77,580           84,131
                                        -------          -------
                                        $87,522          $99,175
                                        -------          -------
                                        -------          -------

See notes to condensed consolidated financial statements

                        PREMISYS COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended    September 30,
                                                         1995              1996
                                                 ------------------    --------------
 Revenues                                             $  14,075         $ 24,294
 Cost of revenues                                         5,075            8,531
                                                      ---------         --------
 Gross profit                                             9,000           15,763
                                                      ---------         --------
 Operating expenses:
  Research and development                                1,544            2,328
  Selling, general and administrative                     2,821            4,647
                                                      ---------         --------

    Total operating expenses                              4,365            6,975
                                                      ---------         --------
 Income from operations                                   4,635            8,788
 Interest and other income, net                             374              594
                                                      ---------         --------
 Income before income taxes                               5,009            9,382
 Provision for income taxes                               1,703            3,659
                                                      ---------         --------
 Net income                                           $   3,306         $  5,723
                                                      ---------         --------
                                                      ---------         --------
 Net income per share                                 $    0.13         $   0.22
                                                      ---------         --------
                                                      ---------         --------
 Shares used in computing net income per share           26,292           26,479
                                                      ---------         --------
                                                      ---------         --------

See notes to condensed consolidated financial statements

                         PREMISYS COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)
                         (IN THOUSANDS)

                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                        1995             1996
                                                    ----------           -------
 Cash flows from operating activities:
  Net income                                        $    3,306           $ 5,723
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                          193               255
     Changes in assets and liabilities:
      Accounts receivable                                 (808)             (130)
      Inventory                                            (10)              (95)
      Prepaid expenses and other assets                   (275)               55
      Accounts payable                                   1,247             3,127
      Accrued liabilities                                  224            (1,432)
      Income taxes payable                               1,480             3,448
                                                    ----------           -------
 Net cash provided by operating activities               5,357            10,951
                                                    ----------           -------

 Cash flows from investing activities:
  Purchase of property and equipment                      (441)             (388)
  Purchase of short-term investments                    (6,718)           (9,540)
                                                    ----------           -------
 Net cash used in investing activities                  (7,159)           (9,928)
                                                    ----------           -------
 Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net              321               798
  Principal payments on long-term debt                     (16)               --
  Proceeds of capital lease financing                       92                --
  Repayment of capital lease obligations                   (25)              (41)
                                                    ----------           -------
 Net cash provided by financing activities                 372               757
                                                    ----------           -------
 Net increase (decrease) in cash                        (1,430)            1,780
 Cash and cash equivalents at beginning of
  period                                                12,273            22,058
                                                    ----------           -------
 Cash and cash equivalents at end of period          $  10,843           $23,838
                                                    ----------           -------
                                                    ----------           -------

 Supplemental disclosures:
  Cash paid for income taxes                               223               214
  Unrealized gain on investments                            91                30

See notes to condensed consolidated financial statements

                          PREMISYS COMMUNICATIONS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
Form 10-Q  and Rule 10-01 of  Regulation  S-X.    Accordingly,  they  do  not
contain  all  of  the information and footnotes required  by generally
accepted accounting  principles for   complete  financial  statements.    In
the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of September 30, 1996, the results of its operations for the three month periods ended September 30, 1995 and 1996, and its cash flows for the three month periods ended September 30, 1995 and 1996. These financial statements should be read in conjunction with Company's audited financial statements as of June 30, 1995 and 1996 and for each of the three years in the period ended June 30, 1996, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

    The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1996 and September 30, 1995 and 1996 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 28, 1996, September 29, 1995 and September 27, 1996, respectively.

NOTE 2 - INVENTORIES (IN THOUSANDS)

                                                  June 30,     September 30,
                                                    1996           1996
                                                  --------     ------------
                                                               (unaudited)
Inventory
  Raw materials                                    $ 1,587      $  1,248
  Work-in-process                                    1,175         2,516
  Finished goods                                     2,236         1,841
                                                   -------      --------
                                                     4,998         5,605
  Less: Reserves                                      (777)       (1,289)
                                                   -------      --------
                                                   $ 4,221      $  4,316
                                                   -------      --------
                                                   -------      --------



NOTE 3 - SIGNIFICANT EVENTS

     In July 1996, the Company signed an extension to the operating lease for its original 43,850 square foot facility located at 48664 Milmont
Drive, Fremont, California.   The  extension begins  on  June 1,  1996 and
expires on September 30, 2004. The future minimum rental payments under all building leases is as follows:

                                             Amount
                                           ----------
   Nine months ending June 30, 1997        $  685,000
   Fiscal Year Ending June 30:
   1998                                       915,000
   1999                                       935,000
   2000                                     1,018,000
   2001                                     1,048,000
   Thereafter                               3,069,000
                                           ----------
   Total future minimum rental payments    $7,670,000
                                           ----------
                                           ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of  the Securities Act  of 1933, as  amended.   These
forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and its relationships with its strategic partners and major customers, including Paradyne Corporation ("Paradyne"); new product development and introductions by the Company and its competitors; deregulation of, and legislation regarding the domestic and international telecommunications industry; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunication services such as wireless, cellular and the Internet; competition; changes in the mix of product or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results", and in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.
The actual results that the Company achieves may differ  materially from any
forward-looking  statements due to  such risks  and  uncertainties.   The
Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words  such  as  "believes", "anticipates", "expects", "intends" and similar expressions are intended to  identify forward-looking  statements,
but  are  not  the  exclusive  means  of  identifying  such statements.   In
addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved
readability,  consists primarily  of  forward-looking statements.   The
Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

REVENUES

                                          Three Months Ended September 30,
                                        -------------------------------------
                                            1995       % Change       1996
                                        ----------     --------   -----------
 Revenues                               $14,075,000      73%      $24,294,000

     Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. A majority of the revenue increase from the quarter ended September 30, 1995 to the comparable period in fiscal 1997 was attributable to growth in unit volumes of platforms and modules sold and, to a lesser extent, from the introduction and subsequent growth of new products. The Company's list prices for its products and average selling prices for individual products did not change significantly between the quarter ended September 30, 1995 and the comparable period in
fiscal 1997.   *The Company expects that the rate of growth  in revenues will decrease from the rate experienced between the quarters ended September 30, 1995 and September 30, 1996.

     The following table sets forth, for the periods indicated, the revenues generated from the Company's largest customers, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.

SOURCE OF REVENUES

                                      Three months ended September 30,
                              -------------------------------------------------
                                  1995           %           1996            %
                              ----------------------     ----------------------
 Paradyne                     $  4,635,000       33%     $  7,174,000       30%
 Motorola, Inc.                  2,402,000       17%        3,215,000       13%
 ADC Telecommunications, Inc.     2,306,000      16%        2,559,000       11%
 DSC Communications, Corp.       1,411,000       10%        3,986,000       16%
 Other Domestic Customers        1,798,000       13%        6,392,000       26%
 International Customers         1,523,000       11%          968,000        4%
                              ----------------------     ----------------------
 Total Revenues                $14,075,000      100%      $24,294,000      100%
                              ----------------------     ----------------------
                              ----------------------     ----------------------


     As shown in the table above, the Company sells a substantial majority of its products to a limited number of customers, which generally resell the Company's products to public carriers and end users. *The loss of any one or more of the Company's major customers would have a material
adverse effect on the  Company's business and  operating results.   *Any of
the telecommunications equipment suppliers that market and sell the Company s products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment  suppliers will  continue to place orders with the Company or that
the Company will be able to obtain orders from   new  telecommunications
equipment  suppliers   or  end  users.    *These telecommunications equipment
suppliers could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

    The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time, including the quarters ended June 30, 1996 and September 30, 1996, recognized a substantial portion of its revenues from sales booked and shipped in the last month of a quarter. *The Company expects a similar shipment pattern for the next several
quarters.    The  Company's agreements with its customers typically allow customers to cancel orders without penalty until a relatively short period of time before shipment. *The Company has experienced cancellations of orders from time-to-time in the past and expects to continue to receive order cancellations from time to time in the future.

    The sales cycle for the Company's products is relatively long and is often dependent on factors such as the size and timing of a carrier's equipment deployment project. *The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past) could have a material adverse effect on the Company's business and operating results. *Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons.
*Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. *These reductions, in turn, could cause fluctuations in the

Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized.

     The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of the Company's products by Paradyne to AT&T,
public  carriers  and operators  of  private  networks.    Shipments  to
Paradyne have generated a substantial portion of the Company's revenues to date. *Paradyne is not subject to any minimum purchase requirements, and there can be no assurance that Paradyne will continue to place orders
with  the Company.    The Company  is discussing  with Paradyne  the recent
changes associated with the purchase of Paradyne by the Texas Pacific Group, and their effect on the Company's strategic relationship with Paradyne. *Reductions in shipments to Paradyne would have a material adverse effect on the Company's business and operating results.

    During the quarter ended September 30, 1996, direct international revenues accounted for 4% of the Company's revenues, compared to 11% for the same period in fiscal 1996. Certain of the Company's domestic customers
also sell Premisys products  into  international  markets.   *The  Company
intends to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars  and as a  percentage of revenues.  In order to sell  its
products internationally, the Company must meet standards   established  by
international   telecommunications  committees  and authorities  in various
countries.   *Conducting business outside  of the United States  is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, currency conversion risks, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.

GROSS PROFIT

                                            Three Months Ended September 30,
                                           ------------------------------------
                                              1995        % Change      1996
                                           ----------     --------  -----------
 Gross Profit                              $9,000,000       75%     $15,763,000
 As a percentage of revenues                  64%                       65%

     Cost  of revenues  consists  of  component  costs, compensation  costs
and overhead  related  to  the   Company's  manufacturing  operations  and
warranty expenses.   Gross profit  increased from the  three months ended
September 30, 1995 to the comparable period in fiscal 1997 primarily as a result of increased unit volumes. The percentage gross margin increased slightly from the quarter ended September 30, 1995 to the quarter ended September 30, 1996 due primarily to lower product costs, resulting primarily from volume increases and achieved manufacturing efficiencies, which were offset in part by higher discounts and a shift in product mix toward modules with less favorable product margins. * The Company expects its gross margins for the remainder of fiscal 1997 to decline slightly from the 65% realized in the quarter ended September 30, 1996. * However, achievement of the Company's expectations is subject to a number of risks, including customer mix, in particular the level of revenues generated by Paradyne, the mix of products sold and the Company's ability to realize expected revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

                                            Three Months Ended September 30,
                                          ------------------------------------
                                              1995       % Change      1996
                                          ------------   --------   ----------
 Research and development expenses        $  1,544,000      51%     $2,328,000
 As a percentage of revenues                  11%                       10%

     Research and  development expenses consist of  personnel costs,
consulting, testing, supplies  and depreciation expenses.   All  software
development  costs have  been expensed  in the period  in which  they were
incurred.   Research and development  expenses increased $784,000,  or 51%, from the three  months ended September 30, 1995 to the  comparable period in
fiscal 1997.   This increase was primarily due to increased personnel for the purposes of expanding the Company's product line and to a  lesser extent to
increased expenses for materials used in product development.   The expansion
of the Company's product line during the comparison periods included the development of new modules and the integration and testing of expanded
system  software.    The  decrease in  research  and development expenses as
a percentage of the Company's revenues was the result of the growth in the Company's revenues. *The Company expects that these expenses will increase in absolute dollars and as a percentage of revenues during the remainder
of fiscal  1997.   *However, the  expected increase  in research  and
development expenses as a percentage of revenues is subject to, among other things, the Company's level of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                            Three Months Ended September 30,
                                          ------------------------------------
                                              1995       % Change      1996
                                          ------------   --------   ----------
 Selling, general and administrative
  expenses                                $2,821,000       65%      $4,647,000
 As a percentage of revenues                  20%                       19%

     Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general
management personnel, as well as legal and  audit  fees.    Selling,  general
and administrative expenses increased $1,826,000, or 65%, from the three months ended September 30, 1995 to the comparable period in
fiscal 1997.   This  increase was  primarily a  result of increased staffing and associated expenses for sales and marketing, and, to a lesser extent, travel and customer support expenses. The decrease in selling, general and administrative expenses as a percentage of the Company's revenues was the
result of the growth in the Company's  revenues.   *The Company expects that
these expenses will increase in absolute dollars and as a percentage of revenues during the remainder of fiscal 1997. *However, the expected increase in selling, general and administrative expenses as a percentage of revenues is subject to, among other things, the Company's level of revenues.

INTEREST AND OTHER INCOME, NET

                                            Three Months Ended September 30,
                                          ------------------------------------
                                              1995        % Change      1996
                                          ------------    --------  ----------
 Interest and other income, net           $  374,000       59%      $  594,000
 As a percentage of revenues                   3%                        2%

     Interest and other income, net consists of interest income, net of interest expense, and, to a much lesser extent, foreign currency gains and losses. The increase in interest and other income, net, for the three months ended September 30, 1996 as compared to the same period in fiscal 1996 was due to increased interest income from higher cash balances resulting from the positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

                                            Three Months Ended September 30,
                                          ------------------------------------
                                              1995       % Change      1996
                                          ------------   --------   ----------
 Provision for income taxes               $ 1,703,000      115%     $3,659,000
 As a percentage of income before
  income taxes                                  34%                       39%

     The Company's provision for income taxes represents estimated federal, state and foreign income taxes. The effective tax rate for the quarter ended September 30, 1995 was less than the combined federal and state statutory rate primarily as a result of the utilization of net operating loss carryforwards. The effective tax rate for the quarter ended September 30, 1996 was less than the combined federal and state statutory rate primarily as a result of tax-exempt interest income from its municipal securities portfolio and anticipated utilization of R&D tax
credits for fiscal year 1997.    The provision for income taxes increased
from the three months ended September 30, 1995 to the three months ended September 30, 1996 due both to higher pretax income and a higher effective tax rate.

NET INCOME PER SHARE

                                            Three Months Ended September 30,
                                          ------------------------------------
                                              1995        % Change      1996
                                          ------------   --------   ----------
 Net income per share                        $0.13          69%        $0.22
 Shares used in calculating net income     26,292,000        1%     26,479,000
  per share

     Net income per share increased 69% from $0.13 in the quarter ended September 30, 1995 to $0.22 in the quarter ended September 30,
1996.   This increase  was due to an  increase of 73%  in net income between the three month periods ended September 30, 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES


                                         September 30,            September 30,
                                              1995      % Change      1996
                                         ------------   --------  -------------
Net   cash    provided   by   operating
 activities in the period                 $ 5,357,000      104%     $10,951,000
Period end  cash, cash equivalents  and
 short-term investments                   $48,342,000       49%     $72,211,000
Period end working capital                $49,037,000       66%     $81,241,000

    At September 30, 1996, the Company had approximately $72.2 million of cash, cash equivalents and short-term investments.

    Net cash totaling $11.0 million was provided by operating activities during the three months ended September 30, 1996 primarily due to net income of $5.7 million and increases in income taxes payable and accounts payable aggregating $6.6 million, which were partially offset by a decrease in accrued liabilities of $1.4 million. Neither the Company's accounts receivable nor its inventories changed significantly during the three months ended September 30, 1996.

    Cash used in investing activities during the three months ended September 30, 1996 consisted principally of purchases of short-term securities totaling $9.5 million and, to a lesser extent, investment of $388,000 in property and equipment for product development and testing.

    Cash flows from financing activities during the three months ended September 30, 1996 consisted principally of the issuance of stock under the Company's 1995 employee stock purchase plan and the exercise of employee stock options.

    As  of September 30, 1996,  the Company's working  capital was
approximately $81.2  million.   The Company  has no significant  capital
spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    As referenced in the first paragraph of Part 1, Item 2, this section consists primarily of forward-looking statements but does not include asterisks for improved readability.

    The Company's revenues are subject to quarterly and annual fluctuations due to a number of factors. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the
Company's ability to affect and judge the timing of individual user orders is more limited than for manufacturers selling directly to the end users of their products. In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. Revenues derived from such projects are often difficult to forecast due to a relatively long sales
cycle and  delays in the  timing of  such projects. Delays  can  be   caused
by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports and delays in obtaining regulatory approvals for new tariffs. Revenues can also be effected by delays in
initial shipments of new  products and new software releases.   In developing
countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Such delays have occurred in the past and may occur in the future. These delays could materially adversely affect the Company's business and operating results. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

    The Company's operating results may fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance  of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased  research  and  development expense  associated  with new  product  introductions,  component shortages  and general economic
conditions.   All of  the above factors  are difficult for  the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of
quarters.   The Company's expense levels  are based in part  on its
expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales.

    The telecommunications equipment market is also effected by rapidly changing technologies and frequent new product introductions, which include ATM and high speed digital subscriber lines (HDSL). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and
enhancements  on  a cost-effective  basis.   The introduction of new  and
enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. Products as complex as those offered by the Company may contain, and have in the past contained, undetected errors, incompatibilities with installed products or failures when first introduced or as new versions are released, which could result in the loss or delay in market acceptance of the Company's products. As the functionality and complexity of the Company's products continue to grow, the Company may experience an increased incidence of such errors or failures as well as delays in introducing its products.

    The market for the Company's products is also characterized by the need to meet a significant number of voice and data communications regulations and standards, including those defined by the Federal
Communications Commission, Underwriters  Laboratories,  Bell   Communications
Research ("Bellcore") and, internationally, various countries and international standards committees. Some of these new standards are evolving as new technologies, such as ATM and frame relay, are deployed. As existing and new standards evolve, the Company will be required to modify its products or develop and support new versions of its products. It is also important that the Company's products are easily integrated with carriers' network management systems. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business and operating results. In addition, government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services.

    The market for telecommunications products is highly competitive. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation, Tellabs, Inc. Nokia, Inc. and NEC Corporation, which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. In addition, Premisys expects to compete with other new entrants, including both start-ups and existing data communications companies, to the telecommunications access equipment marketplace, including those targeting bandwidth-on-demand services and broadband integrated access products. The Company also anticipates that certain of the telecommunications equipment suppliers that market and distribute the Company's products may develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

    The  Company's success  to  date has  been  significantly dependent  on
the contributions  of   its senior  officers:  Raymond C.  Lin, President
and Chief Executive Officer; Boris J. Auerbuch, Senior Vice President and Chief Technical Officer; William J. Smith, Senior Vice President, Sales and Marketing; and Riley R. Willcox, Senior Vice President and Chief Financial Officer. The loss of the services of any one of these officers could have a material adverse effect on the Company's business and operating
results.    The Company's  success  also depends to a  significant extent on
a number  of other key employees as  well as its  ability   to  attract  and
retain   additional  highly-skilled  technical, managerial, sales and marketing personnel, the competition for whom is intense.

    The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect
proprietary rights in its  products.   There can be  no assurance  that these
statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The telecommunications industry is characterized by the existence of a large number of patents and
frequent litigation based  on allegations of patent infringement.   In the
event of litigation to determine the validity of any third-party claims asserting that the Company's products infringe or may infringe the proprietary rights of such third parties, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties.

    Certain components  used in the  Company's products are  currently
available from  only   one  supplier.    In  addition,  the  Company  relies
on contract manufacturers, primarily Eltech Electronics, Inc., to produce its printed circuit board assemblies. Shortages or delays in the delivery of the components used in the Company's products (which have occurred in the past) or extended delays in deliveries of printed circuit board assemblies could result in delays in the shipment of the Company's products and/or increase component costs. Certain components are currently in short supply within the Company's industry, and the Company must therefore compete for these components with larger companies that often have long-established relationships with these suppliers. Failure of the Company to order sufficient quantities of any required component in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. Although the Company typically maintains some reserve inventory of components and printed circuit board assemblies, this inventory would not cover a significant delay in the delivery of such items.

    All of the above factors are difficult for the Company to forecast, and these or other factors, such as changes in earnings estimates by securities analysts, can materially affect the Company's operating results
and stock price for one quarter or  a series of quarters.   Further, in
recent years,  the stock market  has  experienced  extreme  price   and
volume fluctuations that have particularly affected the market prices of securities of many high technology companies, for reasons frequently
unrelated to the performance of  the specific companies.    These
fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock. The trading prices of many high technology companies stocks, including the Common Stock of the Company, are at
or near  their historical  highs   and  reflect  price/earnings   ratios
substantially   above historical norms.   There  can be no  assurance that
the trading price of the Company's Common Stock will remain at or near its current level.

II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 K

A.  Exhibits

    Exhibit No. Description of Exhibit
    ----------- ----------------------
    10.33 Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated August 9, 1996.
    10.34 First Amendment to Lease Agreement by and between Premisys Communications, Inc. and Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at 48800 Milmont Drive, Fremont, California (formerly 48700 Milmont Drive, Fremont, California).
    11.01       Computation of Net Income per Share.
    27.01       Financial Data Schedule

B.  Reports on Form 8-K

      None

                                  SIGNATURES

Pursuant to  the  requirements  of the  Securities  Exchange Act  of  1934,  the
registrant  has duly  caused this  report to   be  signed on  its behalf  by the
undersigned thereunto duly authorized.


                                         PREMISYS COMMUNICATIONS, INC.


    November 7, 1996                               /S/ Robert W. Dilfer
---------------------------------------  -------------------------------------
        Date                                         Robert W. Dilfer
                                               Vice President and Controller
                                             (Duly Authorized Officer and Chief
                                                    Accounting Officer)

                                   INDEX TO EXHIBITS

  Exhibit No.              Description of Exhibit
  -----------              ----------------------
  10.33                    Second Amendment to Lease Agreement by and between
                           Premisys Communications, Inc. and Aetna Life
                           Insurance Company, dated August 9, 1996 for the premises located at 48664 Milmont Drive, Fremont,
                           California..

 10.34 First Amendment to Lease Agreement by and between Premisys Communications, Inc. and Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at 48800 Milmont Drive, Fremont, California (formerly 48700 Milmont Drive, Fremont, California).

 11.01                     Computation of Net Income per Share
 27.01                     Financial Data Schedule