Form 10-Q
period 1996-12-27
PREMISYS COMMUNICATIONS INC
filed 1997-02-10
CIK 938733

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 27, 1996
                              ------------------------------------------------

                                       OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ---------------------

Commission file number        0-25684
                      --------------------------------------------------------

                          PREMISYS COMMUNICATIONS, INC.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

                Delaware                               94-3153847
     --------------------------------    -------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                48664 Milmont Drive, Fremont, California   94538
           -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (510) 353-7600
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

The number of shares outstanding of the issuer's common stock, par value $0.01, as of January 31, 1997 was 24,721,946 shares.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PREMISYS COMMUNICATIONS, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheet -
                    June 30, 1996 and December 31, 1996                   3

                    Condensed Consolidated Statement of Operations -
                    Three and Six Month Periods ended
                    December 31, 1995 and December 31, 1996               4

                    Condensed Consolidated Statement of Cash Flows -
                    Six Months ended December 31, 1995 and
                    December 31, 1996                                     5

                    Notes to Condensed Consolidated Financial
                    Statements                                            6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         8

PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                     19

          Item 6.   Exhibits and Reports on Form 8-K                     19

          Signatures                                                     20

I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          PREMISYS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                         June 30,   December 31,
                                                           1996         1996
                                                        ----------  ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                             $ 22,058      $ 12,214
  Short-term investments                                  38,803        55,263
  Accounts receivable, net                                16,267        21,918
  Inventory                                                4,221         5,355
  Deferred tax assets                                      2,915         2,915
  Prepaid expenses and other assets                          440           995
                                                        --------      --------
    Total current assets                                  84,704        98,660
Property and equipment, net                                2,700         5,897
Other assets                                                 118           119
                                                        --------      --------
                                                        $ 87,522      $104,676
                                                        --------      --------
                                                        --------      --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  3,250      $  6,293
  Accrued and other current liabilities                    5,897         6,189
  Income taxes payable                                       580          ----
  Current portion of long-term debt                          124            94
                                                        --------      --------
    Total current liabilities                              9,851        12,576
                                                        --------      --------

Long-term debt                                                91            49
                                                        --------      --------

Stockholders' equity:
  Common Stock, $0.01 par value, 100,000,000 shares
    authorized;  24,398,519 and 24,666,303 shares
    issued and outstanding                                   244           247
  Additional paid-in capital                              66,656        69,303
  Retained earnings                                       10,680        22,501
                                                        --------      --------
    Total stockholders' equity                            77,580        92,051
                                                        --------      --------
                                                        $ 87,522      $104,676
                                                        --------      --------
                                                        --------      --------

See notes to condensed consolidated financial statements

                          PREMISYS COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                      ------------------     ----------------
                                       1995       1996       1995        1996
                                       ----       ----       ----        ----

Revenues                              $17,684    $26,356    $31,759     $50,650
Cost of revenues                        6,807      8,768     11,882      17,299
                                      -------    -------    -------     -------
Gross profit                           10,877     17,588     19,877      33,351
                                      -------    -------    -------     -------

Operating expenses:
  Research and development              1,682      2,510      3,226       4,838
  Selling, general and administrative   3,473      5,743      6,294      10,390
                                      -------    -------    -------     -------
    Total operating expenses            5,155      8,253      9,520      15,228
                                      -------    -------    -------     -------

Income from operations                  5,722      9,335     10,357      18,123
Interest and other income, net            484        661        858       1,255
                                      -------    -------    -------     -------
Income before income taxes              6,206      9,996     11,215      19,378
Provision for income taxes              2,335      3,898      4,038       7,557
                                      -------    -------    -------     -------
Net income                            $ 3,871    $ 6,098    $ 7,177     $11,821
                                      -------    -------    -------     -------
                                      -------    -------    -------     -------
Net income per share                  $  0.15    $  0.23    $  0.27     $  0.44
                                      -------    -------    -------     -------
                                      -------    -------    -------     -------
Weighted average common shares
  and equivalents                      26,393     26,721     26,342      26,600
                                      -------    -------    -------     -------
                                      -------    -------    -------     -------


See notes to condensed consolidated financial statements

                          PREMISYS COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                          1995           1996
                                                          ----           ----

Cash flows from operating activities:
  Net income                                             $ 7,177        $11,821
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           387            564
      Changes in assets and liabilities:
        Accounts receivable                               (4,944)        (5,651)
        Inventory                                         (1,848)        (1,134)
        Prepaid expenses and other assets                   (721)          (556)
        Accounts payable                                   2,198          3,043
        Income taxes payable                               1,493           (580)
        Accrued and other current liabilities              3,814            292
                                                         -------        -------
Net cash provided by operating activities                  7,556          7,799
                                                         -------        -------

Cash flows from investing activities:
  Purchase of property and equipment                        (883)        (3,761)
  Purchase of short-term investments                      (5,183)       (16,365)
                                                         -------        -------
Net cash used in investing activities                     (6,066)       (20,126)
                                                         -------        -------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                717          2,555
  Notes receivable from shareholders                         138            ---
  Principal payments on long-term debt                       (16)           ---
  Proceeds of capital lease financing                        110            ---
  Repayment of capital lease obligations                     (50)           (72)
                                                         -------        -------
Net cash provided by financing activities                    899          2,483
                                                         -------        -------
Net increase (decrease) in cash                            2,389         (9,844)
Cash and cash equivalents at beginning of period          12,273         22,058
                                                         -------        -------
Cash and cash equivalents at end of period               $14,462        $12,214
                                                         -------        -------
                                                         -------        -------

Supplemental disclosures:
  Cash paid for interest                                 $    22        $     6
  Cash paid for income taxes                                 223          8,421
  Unrealized gain on investments                             126             95

See notes to condensed consolidated financial statements

                          PREMISYS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of December 31, 1996, the results of its operations for the three and six month periods ended December 31, 1995 and 1996, and its cash flows for the six month periods ended December 31, 1995 and 1996. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1995 and 1996 and for each of the three years in the period ended June 30, 1996, including notes thereto, included in the Company's Form 10-K. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

     The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1996 and December 31, 1995 and 1996 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 28, 1996, December 29, 1995 and December 27, 1996.

NOTE 2 - INVENTORIES (IN THOUSANDS)

                                                   June 30,        December 31,
                                                     1996              1996
                                                   --------         (unaudited)
                                                                   ------------

Raw materials                                       $ 1,587           $ 1,214
Work-in-process                                       1,175             1,687
Finished goods                                        2,236             3,844
                                                    -------           -------
                                                      4,998             6,745
Less: Reserves                                         (777)           (1,390)
                                                    -------           -------
                                                    $ 4,221           $ 5,355
                                                    -------           -------
                                                    -------           -------

NOTE 3 - SUBSEQUENT EVENTS

     On January 7, 1997, the Company announced the execution of a technology license agreement with Positron Fiber Systems Corporation ("Positron"). The Company will license certain SONET and SDH based technology from Positron for use within its future products.

     The purchased technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products. The technology information is in the form of circuit pack schematics, Field Programmable Gate Array (FPGA) designs and documentation, shelf backplane and bus designs, and system software source code. The licensed technology also includes the right to use and manufacture Positron proprietary application specific integrated circuits

(ASICs), and training and integration assistance on all design materials.
The delivery of the technology will begin in January 1997 and will continue in phased releases through October 1997.

     The Company will pay Positron $4 million of license fees over the next three years. Positron will also be paid a royalty on the Company's products utilizing the licensed technology up to maximum of $4 million. Thus, total payments to Positron will be between $4 million and $8 million. The Company will expense the $4 million of license fees in the quarter ending March 31, 1997, which is expected to reduce its earnings per share for such quarter by approximately $0.09.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and the Company's relationships with its strategic partners and major customers, including Paradyne Corporation ("Paradyne"); new product development and introductions by the Company and its competitors, including products based on the technology recently licensed by the Company from Positron; deregulation of, and legislation regarding the domestic and international telecommunications industry; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunication services such as wireless, cellular and the Internet; competition; changes in the mix of product or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


REVENUES
                                        Three Months Ended December 31,
                                   -----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
          Revenues                 $17,684,000        49%        $26,356,000

                                         Six Months Ended December 31,
                                   -----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
          Revenues                 $31,759,000        59%        $50,650,000


     Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. A majority of the revenue increase from the three and six month periods ended December 31, 1995 to the comparable periods in fiscal 1997 was attributable to growth in unit volumes of platforms and modules sold. The Company's list prices for its products and average selling prices for individual products did not change significantly between the three and six month periods ended December 31, 1995 and the comparable periods in fiscal 1997. Recently, the Company has experienced a lower rate of revenue growth between the second and third quarters of its fiscal year, due in part to significant calendar year end purchases by some of the Company's largest strategic customers. The Company believes that the level of calendar year end purchases is related in part to such customers' budgetary processes, and these levels have not in certain circumstances been sustained in the Company's third fiscal quarter. *The Company anticipates that it will experience similar purchasing patterns in fiscal 1997 from certain of its strategic customers, in particular Paradyne, from whom the Company expects to derive revenues in the quarter ended March 31, 1997 that will be significantly reduced from the levels experienced during the quarter ended December 31, 1996. *Due in part to these purchasing patterns, the Company anticipates that it will have minimal, if any, growth in its revenues from the quarter ended December 31, 1996 to the quarter ended March 31, 1997.

     The following table sets forth, for the periods indicated, the revenues generated from the Company's largest customers in calendar 1996, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.


SOURCE OF REVENUES

                                        Three Months Ended December 31,
                               ------------------------------------------------
                                  1995           %            1996           %
                               --------------------        --------------------
Paradyne                       $ 6,842,000      39%        $11,317,000      43%
ADC Telecommunications, Inc.     3,497,000      20%          3,001,000      11%
Motorola, Inc.                   1,135,000       6%          2,397,000       9%
DSC Communications, Corp.          985,000       6%            522,000       2%
Other Domestic Customers         1,924,000      11%          6,968,000      26%
International Customers          3,301,000      18%          2,151,000       9%
                               ------------------------------------------------
Total Revenues                 $17,684,000     100%        $26,356,000     100%
                               ------------------------------------------------
                               ------------------------------------------------

                                         Six Months Ended December 31,
                               ------------------------------------------------
                                  1995           %            1996           %
                               --------------------        --------------------
Paradyne                       $11,477,000      36%        $18,491,000      37%
ADC Telecommunications, Inc.     5,803,000      18%          5,559,000      11%
Motorola, Inc.                   3,537,000      11%          5,612,000      11%
DSC Communications, Corp.        2,395,000       8%          4,508,000       9%
Other Domestic Customers         3,722,000      12%         13,321,000      26%
International Customers          4,825,000      15%          3,159,000       6%
                               --------------------        --------------------
Total Revenues                 $31,759,000     100%        $50,650,000     100%
                               --------------------        --------------------
                               --------------------        --------------------

     As shown in the table above, the Company sells a substantial majority of its products to a limited number of customers, which generally resell the Company's products to public carriers and end users. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. *These telecommunications equipment suppliers could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

     The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter.
Also, the Company has from time-to-time, including in the three most recently completed quarters, recognized a substantial portion of its revenues from sales booked and shipped in the last month of a quarter. *The Company expects a similar shipment pattern for the next several quarters. The Company's agreements with its customers typically allow customers to cancel orders without penalty until a relatively short period of time before shipment. *The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenue for a quarter or series of quarters.

     The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of the Company's products by Paradyne to Lucent Technologies, AT&T, public carriers and operators of private networks. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by such agreement to AT&T entities. Shipments to Paradyne have generated a substantial portion of the Company's revenues to date. *Paradyne is not subject to any minimum purchase requirements, and there can be no assurance that Paradyne will continue to place orders with the Company. The Company is discussing with Paradyne the changes associated with the purchase of Paradyne by the Texas Pacific Group, and their effect on the Company's strategic relationship with Paradyne. *There can be no assurance that possible changes in the Company's relationship with Paradyne will not have a material adverse effect on the Company's business and operating results.

     Among recent changes, in January 1997, Paradyne implemented an organizational change that assigns all sales and support activities for products purchased from Premisys (the Paradyne ACCULINK-TM- Access Controller (AAC) product line) to a group dedicated to marketing and servicing these products to Lucent Technologies and AT&T. *Premisys believes that this dedicated group, together with the sales and support staff that the Company has added during the December 31, 1997 quarter, will provide adequate sales and support coverage of Lucent and AT&T. In addition, Paradyne also recently informed the Company of its intent to announce a new product which is an extension of its existing line of CSU/DSU products. *Based on information currently available to the Company, Premisys does not believe that this product will have a significant impact on the sales of the Company's current products to Paradyne. *However, there can be no assurance of the foregoing, and reductions in shipments to Paradyne would have a material adverse effect on the Company's business and operating results.

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

     During the three and six month periods ended December 31, 1996, direct international revenues accounted for 9% and 6% of the Company's revenues, respectively. Direct international revenues decreased from 18% to 9% of the Company's revenues during the three months ended December 31, 1995 and 1996, respectively, and decreased from 15% to 6% of the Company's revenues during the six months ended December 31, 1995 and 1996, respectively. This decrease in direct international revenues as a percentage of the Company's revenues is attributed to a combination of increased revenues derived from a single customer in Asia during the quarters ended September 30 and December 31, 1995 which were not sustained in the comparable periods in fiscal 1997 and the growth of domestic revenues during the three and six month periods ended September 30 and
December 31, 1996.   Certain of the Company's domestic customers also sell
Premisys products into international markets. *While international revenue growth did not meet the Company's expectations for the three and six month periods ended December 31, 1996, the Company intends to continue its attempts to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars and as a percentage of revenues. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, currency conversion risks, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.


GROSS PROFIT
                                        Three Months Ended December 31,
                                   -----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Gross Profit                  $10,877,000        62%        $17,588,000
     As a percentage of revenues       62%                           67%

                                         Six Months Ended December 31,
                                   -----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Gross Profit                  $19,877,000        68%        $33,351,000
     As a percentage of revenues       63%                           66%

     Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit increased from the three and six month periods ended December 31, 1995 to the comparable periods in fiscal 1997 primarily as a result of increased unit volumes. The percentage gross margin increased from the three and six month periods ended December 31, 1995 to the comparable periods in fiscal 1997 primarily due to lower costs of goods sold, resulting in part from the combination of both volume increases and manufacturing efficiencies and, to a lesser extent, a rebate and an elimination of duty on materials imported from Malaysia. These increases in percentage gross margin were offset in part by a shift in product mix toward modules with less favorable product margins and higher customer discounts. The Company does not expect further benefits from the elimination of the duty on materials imported from Malaysia, as such duty was reinstated as of January 1, 1997. *The Company expects its gross margins for the remainder of fiscal 1997 to decline slightly from the

67% realized in the quarter ended December 31, 1996. *However, achievement of the Company's expectations is subject to a number of risks, including customer mix, in particular the level of revenues generated by Paradyne, the mix of products sold and the Company's ability to realize expected revenue levels.


RESEARCH AND DEVELOPMENT EXPENSES

                                        Three Months Ended December 31,
                                   ----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Research and development
       expenses                    $1,682,000         49%        $2,510,000
     As a percentage of revenues       10%                           10%

                                         Six Months Ended December 31,
                                   ----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Research and development
       expenses                    $3,226,000         50%        $4,838,000
     As a percentage of revenues       10%                           10%

     Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $828,000, or 49%, from the three months ended December 31, 1995 to the comparable period in fiscal 1997 and increased $1,612,000, or 50%, from the six months ended December 31, 1995, to the comparable period in fiscal 1997. The increase in expenses from the three and six month periods ended December 31, 1995 to the comparable periods in fiscal 1997 was primarily due to increased personnel for the purposes of expanding the Company's product line and to a lesser extent from increased expenses for materials used in product development. The expansion of the Company's product line during the comparison periods included the development of new modules and the integration and testing of expanded system software. There was no change in research and development expenses as a percentage of the Company's revenues from the three and six month periods ended December 31, 1995 to the comparable periods in fiscal 1997. The Company will expense, in the quarter ended March 31, 1997, the $4.0 million of license fees it will pay to Positron over the next three years. (See Note 3 - "Subsequent Events" of the notes to the condensed consolidated financial statements included in this Form 10-Q.) *The Company expects that the ongoing expenses will increase in absolute dollars and as a percentage of revenues during the remainder of fiscal 1997. *However, the expected increase in research and development expenses as a percentage of revenues is subject to, among other things, the Company's level of revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                        Three Months Ended December 31,
                                   ----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
    Selling, general and
      administrative expenses      $3,473,000         65%        $5,743,000
    As a percentage of revenues        20%                           22%

                                         Six Months Ended December 31,
                                  ------------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
    Selling, general and
      administrative expenses      $6,294,000         65%        $10,390,000
    As a percentage of revenues        20%                           21%

     Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses increased $2,270,000, or 65%, from the three months ended December 31, 1995, to the comparable period in fiscal 1997 and increased $4,096,000, or 65% from the six months ended December 31, 1995, to the comparable period in fiscal 1997. The increase in expenses from the three and six month periods ended December 31, 1995, to the comparable periods in fiscal 1997 was primarily the result of increased compensation expenses resulting from staffing increases. Additionally, travel, customer support and occupancy expenses increased during the three and six month periods ended December 31, 1996, over the comparable periods in fiscal 1996. *The Company expects that these expenses will increase in absolute dollars during the remainder of fiscal 1997.


INTEREST AND OTHER INCOME, NET

                                        Three Months Ended December 31,
                                   ----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Interest and other income,
       net                         $  484,000         37%        $  661,000
     As a percentage of revenues       3%                            3%

                                         Six Months Ended December 31,
                                   ----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Interest and other income,
       net                         $  858,000         46%        $1,255,000
     As a percentage of revenues       3%                            3%

     Interest and other income, net consists of interest income, net of interest expense, and, to a much lesser extent, foreign currency gains and losses. The increase in interest and other income, net, for the three and six month periods ended December 31, 1996 as compared to the same period in fiscal 1996 was due to increased interest income from higher cash balances.


PROVISION FOR INCOME TAXES

                                        Three Months Ended December 31,
                                   ----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Provision for income taxes    $2,335,000         67%        $3,898,000
     As a percentage of pre-tax
       income                          38%                           39%

                                         Six Months Ended December 31,
                                   ----------------------------------------
                                      1995         % Change         1996
                                      ----         --------         ----
     Provision for income taxes    $4,038,000         87%        $7,557,000
     As a percentage of pre-tax
       income                          36%                           39%

     The Company's provision for income taxes represents estimated federal, state and foreign income taxes. The effective tax rate for the three and six month periods ended December 30, 1995 was less than the combined federal and state statutory rate primarily as a result of the utilization of net operating loss carryforwards. The effective tax rate for the three and six month periods ended December 31, 1996 was less than the combined federal and state statutory rate primarily as a result of tax-exempt interest income from the Company's municipal securities portfolio and anticipated utilization of R&D tax credits for fiscal year 1997. The provision for income taxes increased from the three and six month periods ended December 31, 1995 to the comparable periods in fiscal 1997 due both to higher pretax income and a higher effective tax rate. The higher effective tax rate as between fiscal 1996 and fiscal 1997 is due to the release of the remaining valuation allowance on deferred tax assets in fiscal 1996.


NET INCOME PER SHARE
                                            Three Months Ended December 31,
                                       ----------------------------------------
                                          1995         % Change         1996
                                          ----         --------         ----
               Net income              $3,871,000         58%        $6,098,000
          Net income per share            $0.15           53%           $0.23
     Weighted average common shares    26,393,000         1%         26,721,000

                                             Six Months Ended December 31,
                                        ---------------------------------------
                                          1995         % Change         1996
                                          ----         --------         ----
               Net income              $7,177,000         65%        $11,821,000
          Net income per share            $0.27           63%           $0.44
     Weighted average common shares    26,342,000         1%         26,600,000

     Net income per share increased 53% from $0.15 in the quarter ended December 31, 1995, to $0.23 in the quarter ended December 31, 1996, and increased 63% from $0.27 in the six month period ended December 31, 1995, to $0.44 in the six month period ended December 31, 1996. The increase in net income per share for the three and six month periods ended December 31, 1996 as compared to the same period in fiscal 1996 was due to an increase of 58% in net income between the three month periods ended December 31, 1995 and 1996, and an increase of 65% in net income between the six month periods ended December 31, 1995 and 1996.


LIQUIDITY AND CAPITAL RESOURCES

                                      December 31,                  December 31,
                                      ------------                  ------------
                                          1995         % Change         1996
                                          ----         --------         ----
Net cash provided by operating
activities in the period               $ 7,556,000        3%         $ 7,799,000
Period end cash, cash equivalents
and short-term investments             $50,661,000        33%        $67,477,000
Period end working capital             $53,152,000        62%        $86,084,000

     At December 31, 1996, the Company had approximately $67.5 million of cash, cash equivalents and short-term investments.

     Net cash totaling $7.8 million was provided by operating activities during the six months ended December 31, 1996 primarily due to net income of $11.8 million and an increase in accounts payable of $3.0 million, which were partially offset by increases in accounts receivable and inventory aggregating $6.8 million. The increase in accounts receivable reflects in part the significant level of shipments of products made by the Company in the last month of the quarter ended December 31, 1996.

     Cash used in investing activities during the six months ended December 31, 1996 consisted principally of purchases of short-term securities totaling $16.4 million and, to a lesser extent, investment of $3.8 million in leasehold improvements and equipment primarily related to the additional 52,000 square feet of leased space first occupied by the Company in November 1996 .

     Cash flows from financing activities during the six months ended December 31, 1996 consisted principally of the exercise of employee stock options and the issuance of stock under the Company's employee stock purchase plan.

     As of December 31, 1996, the Company's working capital was approximately $86.1 million. Except for the Positron agreement discussed in Note 3 to the Condensed Consolidated Financial Statements in this 10-Q, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     As referenced in the first paragraph of Part 1, Item 2, this section consists primarily of forward-looking statements but does not include asterisks for improved readability.

     The Company's revenues are subject to quarterly and annual fluctuations due to a number of factors. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing of individual user orders is more limited than for manufacturers selling directly to the end users of their products. In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. Revenues derived from such projects are often difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports and delays in obtaining regulatory approvals for new tariffs. Revenues can also be affected by delays in initial shipments of new products and new software releases. In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Such delays have occurred in the past and may occur in the future. These delays could materially adversely affect the Company's business and operating results. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

     The Company's operating results may fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales and lower revenues derived from certain of the Company's strategic customers in the Company's third fiscal quarter as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from such strategic customers.

     The market for telecommunications products is highly competitive. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation, Tellabs, Inc. Nokia, Inc. and NEC Corporation, which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. In addition, Premisys expects to compete with other new entrants, including both start-ups and existing data communications companies, to the telecommunications access equipment marketplace, including those targeting low-end channel bank and DSU/CSU products and broadband integrated access products. The Company also anticipates that certain of the telecommunications equipment suppliers that market and distribute the Company's products may develop products that could be sold for selected applications for which the Company's products are currently provided. See "Sources of Revenues" within Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-
Q. Successful, timely development of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

     The telecommunications equipment market is also affected by rapidly changing technologies and frequent new product introductions, which include ATM and high speed digital subscriber lines (HDSL). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. For example, the Company has recently licensed certain technology from Positron for inclusion in certain of the Company's products under development, the first of which the Company expects to announce in conjunction with the Supercomm exhibition in New Orleans in June 1997. However, there can be no assurance that the Company will be able to successfully integrate such technology into a new product within such time frame, or at all. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. Recently, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company may experience an increased incidence of such errors or failures as well as delays in introducing its products.

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

     The Company's success to date has been significantly dependent on the contributions of its senior officers and other key employees. The loss of the services of any one of these officers or key employees could have a material adverse effect on the Company's business and operating results. The Company's success also depends to a significant extent on its ability to attract and retain additional highly-skilled technical, managerial, sales and marketing personnel, the competition for whom is intense.

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

     Certain components used in the Company's products are currently available from only one supplier. In addition, the Company relies on contract manufacturers, primarily Eltech Electronics Technology (M) SDN BHD, to produce its printed circuit board assemblies. Shortages or delays in the delivery of the components used in the Company's products (which have occurred in the past) or extended delays in deliveries of printed circuit board assemblies could result in delays in the shipment of the Company's products and/or increase component costs. Certain components are currently in short supply within the Company's industry, and the Company must therefore compete for these components with larger companies that often have long-established relationships with these suppliers. Failure of the Company to order sufficient quantities of any required component in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. Although the Company typically maintains some reserve inventory of components and printed circuit board assemblies, this inventory would not cover a significant delay in the delivery of such items.

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

II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on December 18, 1996 (the "Annual Meeting"), the following individuals were elected to the Company's Board of Directors:

                                             FOR                  WITHHELD

     Boris J. Auerbuch                       21,057,034               3,975
     Robert C. Hawk                          16,273,621           4,787,388
     Edward A. Keible, Jr.                   21,056,996               4,013
     Raymond C. Lin                          21,057,034               3,975
     Gary J. Morgenthaler                    21,056,834               4,175
     Marino R. Polestra                      21,056,746               4,263
     Lip-Bu Tan                              21,056,584               4,425

     Instructions on proxies received for use at the Annual Meeting to vote for Kaling Lim were disregarded as inapplicable as referenced in the supplemental proxy materials dated December 1996 that were distributed to the Company's stockholders in connection with the withdrawal of Kaling Lim's nomination to the Company's Board of Directors and the associated reduction in the size of the Company's Board of Directors to seven.

     In addition, the appointment of Price Waterhouse LLP as auditors for the fiscal year ended June 30, 1997 was ratified by the following vote:

     For                                     21,056,662
     Against                                 1,425
     Abstain                                 2,922
     Broker Non-vote                         0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

       11.01        Computation of Net Income per Share.
       10.33* Amendment Number 7 and 8 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation, and Paradyne Corporation, dated as of December 2, 1996.
       27.01        Financial Data Schedule

     *Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

B.   Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PREMISYS COMMUNICATIONS, INC.


       February 9, 1996                       /S/Robert W. Dilfer
------------------------------        ----------------------------------
             Date                              Robert W. Dilfer
                                         Vice President and Controller
                                      (Duly Authorized Officer and Chief
                                              Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.         Description of Exhibit
-----------         ----------------------
11.01               Computation of Net Income per Share

10.33*              Amendment Number 7 and 8 to OEM
                    Agreement by and between Premisys
                    Communications, Inc., a Delaware
                    Corporation, and Paradyne Corporation,
                    dated as of December 2, 1996.

27.01               Financial Data Schedule


     *Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.