Form 10-Q
period 1997-03-28
PREMISYS COMMUNICATIONS INC
filed 1997-05-12
CIK 938733

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(MARK ONE)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1997

                                     OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------

Commission file number       0-25684
                       ------------------

                      PREMISYS COMMUNICATIONS, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Delaware                                 94-3153847
  ----------------------------          ------------------------------------
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

             48664 Milmont Drive, Fremont, California   94538
            --------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                               (510) 353-7600
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No
   ------     ------

The number of shares outstanding of the issuer's common stock, par value $0.01, as of April 25, 1997 was 25,159,209 shares.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                            PREMISYS COMMUNICATIONS, INC.

                                        INDEX
                                        -----

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
         ---------------------                                         --------

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheet - June 30, 1996
                 and March 31, 1997                                        3

                 Condensed Consolidated Statement of Operations - Three
                 and Nine Month Periods ended March 31, 1996 and March
                 31, 1997                                                  4

                 Condensed Consolidated Statement of Cash Flows - Nine
                 Month Periods ended March 31, 1996 and March 31, 1997     5

                 Notes to Condensed Consolidated Financial Statements      6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                              19

PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PREMISYS COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)
                           (IN THOUSANDS EXCEPT SHARE DATA)

                                                       June 30,    March 31,
                                                         1996         1997
                                                       --------    ---------
                         ASSETS
Current assets:
  Cash and cash equivalents                             $22,058    $  18,076
  Short-term investments                                 38,803       51,751
  Accounts receivable, net                               16,267        8,391
  Inventory                                               4,221       10,445
  Deferred tax assets                                     2,915        2,915
  Prepaid income taxes and other                            440        4,317
                                                        -------     --------
    Total current assets                                 84,704       95,895
Property and equipment, net                               2,700        6,588
Other assets                                                118          119
                                                        -------     --------
                                                        $87,522     $102,602
                                                        -------     --------
                                                        -------     --------

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  3,250     $  4,477
  Accrued and other current liabilities                   5,897        7,361
  Income taxes payable                                      580         ----
  Current portion of long-term debt                         124           84
                                                        -------     --------
    Total current liabilities                             9,851       11,922
                                                        -------     --------

Long-term debt                                               91           28
                                                        -------     --------

Stockholders' equity:
  Common Stock, $0.01 par value, 100,000,000 shares
    authorized;  24,398,519 and 24,830,539 shares
    issued and outstanding                                  244          248
  Additional paid-in capital                             66,656       70,013
  Retained earnings                                      10,680       20,391
                                                        -------     --------
    Total stockholders' equity                           77,580       90,652
                                                        -------     --------
                                                        $87,522     $102,602
                                                        -------     --------
                                                        -------     --------

See notes to condensed consolidated financial statements

                          PREMISYS COMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended       Nine Months Ended
                                                         March 31,               March 31,
                                                   ---------------------   ---------------------
                                                     1996        1997        1996        1997
                                                   ---------   ---------   ---------   ---------
Revenues                                           $  19,674   $  12,237   $  51,433   $  62,888
Cost of revenues                                       6,863       4,324      18,745      21,624
                                                   ---------   ---------   ---------   ---------
Gross profit                                          12,811       7,913      32,688      41,264
                                                   ---------   ---------   ---------   ---------
Operating expenses:
  Research and development                             2,079       2,607       5,304       7,445
  Charge for in-process technologies                     ---       4,000         ---       4,000
  Selling, general and administrative                  3,985       5,458      10,279      15,848
                                                   ---------   ---------   ---------   ---------
    Total operating expenses                           6,064      12,065      15,583      27,293
                                                   ---------   ---------   ---------   ---------
Income (loss) from operations                          6,747      (4,152)     17,105      13,971
Interest and other income, net                           516         694       1,374       1,949
                                                   ---------   ---------   ---------   ---------

Income (loss) before income taxes                      7,263      (3,458)     18,479      15,920
Provision (benefit) for income taxes                   2,615      (1,349)      6,653       6,209
                                                   ---------   ---------   ---------   ---------
Net income (loss)                                  $   4,648   $  (2,109)  $  11,826   $   9,711
                                                   ---------   ---------   ---------   ---------
                                                   ---------   ---------   ---------   ---------
Net income (loss) per share                        $    0.18   $   (0.08)  $    0.45   $    0.37
                                                   ---------   ---------   ---------   ---------
                                                   ---------   ---------   ---------   ---------

Weighted average common shares and equivalents        26,351      26,292      26,345      26,497
                                                   ---------   ---------   ---------   ---------
                                                   ---------   ---------   ---------   ---------

             See notes to condensed consolidated financial statements

                            PREMISYS COMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)
                                    (IN THOUSANDS)

                                                       Nine Months Ended March 31,
                                                       ---------------------------
                                                           1996          1997
                                                          --------     ---------
Cash flows from operating activities:
  Net income                                              $ 11,826     $   9,711
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                               588           857
    Changes in assets and liabilities:
      Accounts receivable                                   (4,654)        7,876
      Inventories                                           (3,821)       (6,224)
      Prepaid income taxes and other                          (922)       (3,878)
      Accounts payable                                       2,543         1,227
      Accrued liabilities                                    1,759         1,464
      Income taxes payable                                   5,689          (580)
                                                         ---------      --------
Net cash provided by operating activities                   13,008        10,453
                                                         ---------      --------

Cash flows from investing activities:
  Purchase of property and equipment                        (1,573)       (4,745)
  Purchase of short-term investments                        (7,034)      (12,925)
                                                         ---------      --------
Net cash used in investing activities                       (8,607)      (17,670)
                                                         ---------      --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                1,446         3,338
  Notes receivable from shareholders                           138           ---
  Principal payments on long-term debt                         (16)          ---
  Proceeds of capital lease financing                          124           ---
  Repayment of capital lease obligations                       (80)         (103)
                                                          --------     ---------
Net cash provided by financing activities                    1,612         3,235
                                                          --------     ---------
Net increase (decrease) in cash                              6,013        (3,982)
Cash and cash equivalents at beginning of period            12,273        22,058
                                                          --------     ---------
Cash and cash equivalents at end of period                $ 18,286     $  18,076
                                                          --------     ---------
                                                          --------     ---------

Supplemental disclosures:
  Cash paid for interest                                  $     32     $       9
  Cash paid for income taxes                                   964        10,644
  Unrealized gain on investments                                72            23

                            PREMISYS COMMUNICATIONS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of March 31, 1997, the results of its operations for the three and nine month periods ended March 31, 1996 and 1997, and its cash flows for the nine month periods ended March 31, 1996 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1995 and 1996 and for each of the three years in the period ended June 30, 1996, including notes thereto, included in the Company's Form 10-K. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the quarter and year ending June 30, 1997.

    The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1996 and March 31, 1996 and 1997 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 28, 1996, March 29, 1996 and March 28, 1997.

NOTE 2 - INVENTORIES (IN THOUSANDS)

                                             June 30,        March 31,
                                               1996             1997
                                             --------       -----------
                                                            (unaudited)
Raw materials                                $  1,587        $   1,640
Work-in-process                                 1,175            2,546
Finished goods                                  2,236            8,919
                                             --------        ---------
                                                4,998           13,105
Less: Reserves                                   (777)          (2,660)
                                             --------        ---------
                                             $  4,221        $  10,445
                                             --------        ---------
                                             --------        ---------

NOTE 3 - SIGNIFICANT EVENTS

    On January 7, 1997, the Company announced the execution of a technology license agreement with Positron Fiber Systems Corporation ("Positron"). The Company will license certain SONET and SDH based technology from Positron for use within its future products.

    The licensed technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products.
The technology information is in the form of circuit pack schematics, Field Programmable Gate Array (FPGA) designs and documentation, shelf backplane and bus designs, and system software source code. The licensed technology also includes the right to use and manufacture Positron proprietary application-specific integrated circuits

(ASICs), and training and integration assistance on all design materials. The delivery of the technology began in January 1997 and will continue in phased releases through October 1997.

    The Company will pay Positron $4 million of license fees over the next three years. Positron will also be paid a royalty on the Company's products utilizing the licensed technology up to a maximum of $4 million. Thus, total payments to Positron will be between $4 million and $8 million. The Company expensed the $4 million of license fees in the quarter ended March 31, 1997, which reduced its earnings per share for such quarter by $0.09. Payments of license fees to Positron in such quarter totaled $1.5 million.

NOTE 4 - SUBSEQUENT EVENTS

On March 19, 1997 the Compensation Committee of the Board of Directors approved offering employees the right to amend outstanding stock options granted under the Company's 1994 Stock Option Plan. The amended stock options would have an exercised price equal to the closing price of the Company's common stock on April 23, 1997 and a new vesting schedule beginning on the same date with a duration equal to that of the original option. Corporate officers were excluded from this option repricing offer. Employees elected to amend options for approximately 1,051,000 shares; the new exercise price was $8.1875 per share.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is effective for the Company's fiscal year ending June 30, 1998, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the Company since earnings per share reported under Accounting Principles Board Opinion No. 15 approximates diluted earnings per share, which will be reported under SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and the Company's relationships with its strategic partners and major customers, including Paradyne Corporation ("Paradyne"); delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors, including products based on the technology recently licensed by the Company from Positron; deregulation of, and legislation regarding the domestic and international telecommunications industry; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunication services such as wireless, cellular and the Internet; competition; changes in the mix of product or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified, using asterisks(*), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

REVENUES
                                     Three Months Ended March 31,
                                 -------------------------------------
                                    1996       % Change       1997
                                    ----       --------       ----
    Revenues                     $19,674,000     (38%)     $12,237,000

                                      Nine Months Ended March 31,
                                 -------------------------------------
                                    1996       % Change       1997
                                    ----       --------       ----
    Revenues                     $51,433,000      22%      $62,888,000

    Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. Substantially all of the decrease in revenues for the three months ended March 31, 1997, as compared to the same period in fiscal 1996, resulted from decreases in unit volumes of platforms and modules sold. This decrease in revenues is primarily due to deferral or loss of several equipment deployments by Premisys' domestic and international distribution partners. The increase in revenues for the nine months ended March 31, 1997, as compared to the same period in fiscal 1996, was due primarily to an increase in unit volumes of platforms and modules sold during the first two quarters of fiscal 1997 as compared to the first two quarters of fiscal 1996, which were partially offset by the decreases previously described for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The Company's list prices for its products and average selling prices for individual products did not change significantly between the three and nine months ended March 31, 1997, and the comparable periods in fiscal 1996.

    The following table sets forth, for the periods indicated, the revenues generated from the Company's four largest strategic partners as of June 30, 1996, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.

                                  SOURCE OF REVENUES

                                            Three Months Ended March 31,
                                    ----------------------------------------
                                        1996      %            1997      %
                                    -----------------      -----------------
Paradyne Corporation                $ 4,919,000   25%      $ 2,300.000   19%
Motorola, Inc.                        2,860,000   15%        2,197,000   18%
DSC Communication Corp.                 756,000    4%        3,052,000   25%
ADC Telecommunications, Inc.          4,185,000   21%        1,042.000    9%
Other Domestic Customers              3,534,000   18%        2,706,000   22%
International Customers               3,420,000   17%          940,000    7%
                                    -----------------      -----------------
Total Revenues                      $19,674,000  100%      $12,237,000  100%
                                    -----------------      -----------------
                                    -----------------      -----------------

                                           Nine Months Ended March 31,
                                    ----------------------------------------
                                        1996      %            1997      %
                                    -----------------      -----------------
Paradyne Corporation                $16,395,000   32%      $20,791,000   33%
Motorola, Inc.                        6,397,000   12%        7,809,000   12%
DSC Communication Corp.               3,153,000    6%        7,560,000   12%
ADC Telecommunications, Inc.          9,987,000   20%        6,602,000   11%
Other Domestic Customers              7,372,000   14%       16,027,000   25%
International Customers               8,129,000   16%        4,099,000    7%
                                    -----------------      -----------------
Total Revenues                      $51,433,000  100%      $62,888,000  100%
                                    -----------------      -----------------
                                    -----------------      -----------------

    As shown in the table above, the Company sells a substantial majority of its products to a limited number of customers, which generally resell the Company's products to public carriers and end users. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution and Delays in Deployment."

    During both the three and nine month periods ended March 31, 1997, direct international revenues accounted for 7% of the Company's revenues. Direct international revenues decreased from 17% to 7% of the Company's revenues during the three months ended March 31, 1996 and 1997, respectively, and decreased from 16% to 7% of the Company's revenues during the nine months ended March 31, 1996 and 1997, respectively. This decrease in direct international revenues as a percentage of the Company's revenues is attributed to revenues derived from a single customer in Asia during the quarters ended September 30, 1995, December 31, 1995 and March 31, 1996 which were not sustained in the comparable periods in fiscal 1997. Certain of the Company's domestic customers also sell Premisys products into international markets. *While international revenues did not meet the Company's expectations for the three and nine month periods ended March 31, 1997, the Company intends to continue its attempts to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars and as a percentage of revenues. *However, actual results could vary from the foregoing forward looking statement due to other factors as set forth in "Other Factors that may Affect Future Operating Results" below. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, currency conversion risks, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.

    *The Company expects revenues for the three months ended June 30, 1997 to increase moderately over those for the three months ended March 31, 1997, however, the Company anticipates that it will take several quarters to fully recover from the decline in revenues which occurred in the quarter ended March 31, 1997. *Risks that could cause actual revenues to differ from expected revenues as set forth in the foregoing forward looking statement include limited order backlog, customers selling from their inventories, continued or additional delays in equipment deployment projects and increased competition. These and other risks are detailed under the section titled "Other Factors That May Affect Future Operating Results".

GROSS PROFIT

                                           Three Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
      Gross Profit                      $12,811,000     (38%)     $ 7,913,000
      As a percentage of revenues           65%                       65%

                                            Nine Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
      Gross Profit                     $32,688,000       26%     $41,264,000
      As a percentage of revenues          64%                     66%

    Cost of revenues consists of component costs, compensation costs, overhead related to the Company's manufacturing operations and warranty expenses. Gross profit decreased from the three month period ended March 31, 1996 to the comparable period in fiscal 1997 as a result of decreased unit volumes. In spite of this unit volume decrease, the percentage gross margin remained at 65% for the quarters ended March 31, 1996 and 1997. Favorable production efficiencies and changes in customer and product mix were offset by increases in reserves for excess inventory in the quarter ended March 31, 1997 versus the quarter ended March 31, 1996.

    The increase in gross profit from the nine months ended March 31, 1996 to the comparable period in fiscal 1997 was primarily the result of increased unit volumes during fiscal 1997. The percentage gross margin increased from the nine month period ended March 31, 1996 to the comparable period in fiscal 1997 resulting in part from the combination of both volume increases and manufacturing efficiencies and, to a lesser extent, a rebate and an elimination of duty on materials imported from Malaysia. This increase in percentage gross margin was reduced by increases in reserves for excess inventories and a shift in product mix toward modules with less favorable product margins. The Company does not expect further benefits from the elimination of the duty on materials imported from Malaysia, as such duty was reinstated as of January 1, 1997. *The Company does not expect further improvement in its gross margin during the three months ended June 30, 1997 from the level experienced in the three months ended March 31, 1997. *However, achievement of the Company's expectations is subject to a number of risks, including customer mix, the mix of products sold and the Company's ability to realize expected revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES (EXCLUDING CHARGE FOR IN-PROCESS
TECHNOLOGIES)

                                           Three Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Research and development expenses       $2,079,000       25%      $2,607,000
As a percentage of revenues                11%                       21%

                                            Nine Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Research and development expenses       $5,304,000       40%      $7,445,000
As a percentage of revenues                10%                       12%

    Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $528,000, or 25%, from the three months ended March 31, 1996, to the comparable period in fiscal 1997. Increases in personnel related expenses were primarily responsible for the increase in absolute spending during the three month period ended March 31, 1997. The increase in research and development expenses as a percentage of the Company's revenues was primarily the result of the decline in the Company's revenues during the third quarter of fiscal 1997.

    Research and development expenses increased $2,141,000, or 40%, from the nine months ended March 31, 1996, to the nine months ended March 31, 1997. Increases in personnel related expenses were primarily responsible for the increase in absolute spending. In addition, expenses for materials used in product development as well as occupancy costs increased during the first nine months of fiscal 1997 as compared to the same period for fiscal 1996. The increase in research and development expenses as a percentage of revenues for the nine months ended March 31, 1997 from the comparable period in fiscal 1996 was primarily the result of the lower than expected revenue levels due to the decline in revenues experienced during the third quarter of fiscal 1997. *The Company expects that these expenses will increase in absolute dollars during the fourth quarter of fiscal 1997 versus the quarter ended March 31, 1997.

CHARGE FOR IN-PROCESS TECHNOLOGIES

    As previously announced, the Company expensed, in the quarter ended March 31, 1997, the $4.0 million of license fees it will pay to Positron over the next three years. (See Note 3 - "Significant Events" of the notes to the condensed consolidated financial statements included in this Form 10-Q.)
This charge is shown separately as "Charge for in-process technologies" in the Condensed Consolidated Statement of Operations in this Form 10-Q. The technology is to be used in products that the Company is currently developing. If the Company is unsuccessful in developing the product, this technology has no alternative use.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                           Three Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Selling, general and administrative
  expenses                              $3,985,000      37%       $5,458,000
As a percentage of revenues                20%                       45%

                                           Three Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Selling, general and administrative
  expenses                             $10,279,000       54%      $15,848,000
As a percentage of revenues                20%                        25%

    Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, and promotion expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses increased $1,473,000, or 37%, from the three months ended March 31, 1996, to the comparable period in fiscal 1997. This increase was the result primarily of increased staffing and, to a lesser extent, material, travel and occupancy expenses during the three months ended March 31, 1997, over the comparable period in fiscal 1996. The increase in selling, general and administrative expenses as a percentage of the Company's revenues between the three months ended March 31, 1996 and 1997 was primarily the result of lower than expected revenue levels due to the decline in revenues experienced during the third quarter of fiscal 1997.

    Selling, general and administrative expenses increased $5,569,000, or 54%, from the nine months ended March 31, 1996, to the comparable period in fiscal 1997. Increased staffing, material, travel and occupancy expenses, were primarily responsible for the absolute dollar increase. The increase in selling, general and administrative expenses as a percentage of the Company's revenues for the nine months ended March 31, 1997, from the comparable period in fiscal 1996 was primarily the result of lower than expected revenue levels due to the decline in revenues experienced during the third quarter of fiscal 1997. *The Company expects that these expenses will increase in absolute dollars during the fourth quarter of fiscal 1997 versus the quarter ended March 31, 1997.

INTEREST AND OTHER INCOME, NET

                                           Three Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Interest and other income, net          $ 516,000        34%       $ 694,000
As a percentage of revenues                3%                         6%

                                            Nine Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Interest and other income, net         $ 1,374,000       42%      $ 1,949,000
As a percentage of revenues                 3%                         3%

    Interest and other income, net consists of interest income, net of interest expense, and, to a much lesser extent, foreign currency gains and losses. The increase in interest and other income, net, for the three and nine months ended March 31, 1997, as compared to the same periods in fiscal 1996 was primarily due to increased income from higher cash balances.

PROVISION (BENEFIT) FOR INCOME TAXES

                                           Three Months Ended March 31,
                                       -------------------------------------
                                           1996      % Change       1997
                                           ----      --------       ----
Provision (benefit) for income taxes   $2,615,000     (152%)    $(1,349,000)
As a percentage of pre-tax income         36%                       39%

                                            Nine Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Provision for income taxes             $6,653,000       (7%)      $6,209,000
As a percentage of pre-tax income         36%                        39%

    The Company's provision for income taxes represents estimated federal, state and foreign income taxes.

During the quarter ended March 31, 1997, the Company incurred a pre-tax loss, and recorded an income tax benefit due to its ability to recover taxes paid in prior periods of pre-tax profits.

The income tax benefit for the three month period ended March 31, 1997, and the income tax provision for the nine month period ended March 31, 1997, were recorded at the Company's estimated tax rate of 39% for fiscal 1997, which is less that the combined federal and state statutory rate primarily as a result of tax-exempt interest income from the Company's municipal securities portfolio and anticipated utilization of research and development tax credits available in fiscal 1997.

The effective tax rate for the three and nine month periods ended March 31, 1996 was less than the combined federal and state statutory rate primarily as a result of the utilization of net operating loss carryforwards.

NET INCOME (LOSS) PER SHARE

                                            Three Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Net income (loss)                      $4,648,000      (145%)    $(2,109,000)
Net income (loss) per share               $0.18        (144%)       $(0.08)
Weighted average common shares         26,351,000        0%       26,292,000

                                            Three Months Ended March 31,
                                       -------------------------------------
                                           1996       % Change       1997
                                           ----       --------       ----
Net income                             $11,826,000      (18%)     $9,711,000
Net income per share                       $0.45        (18%)        $0.37
Weighted average common shares          26,345,000        1%      26,497,000

    The net loss per share in the quarter ended March 31, 1997 was $0.08 as compared to net income per share of $0.18 in the quarter ended March 31, 1996. The loss per share included the previously-announced pre-tax charge of $4,000,000 ($2,440,000 after-tax) for the license of in-process SONET and SDH technologies from Positron Fiber Systems, Inc. This charge reduced earnings per share in the three and nine month periods ended March 31, 1997 by $0.09.

Excluding the charge for in-process technology, net income per share decreased 94% from $0.18 in the quarter ended March 31, 1996 to $0.01 in the quarter ended March 31, 1997. This decrease is due to a decrease of 93% in net income in the three month period ended March 31, 1997 as compared to the same three month period for fiscal 1996. This decrease in net income in the three month period ended March 31, 1997 as compared to the same three month period for fiscal 1996 was due primarily to lower revenues and secondarily to higher operating expenses.

Excluding the charge for in-process technology, net income per share increased 2% from $0.45 in the nine month period ended March 31, 1996, to $0.46 in the nine month period ended March 31, 1997. This increase in net income per share for the nine month period ended March 31, 1997 as compared to the same period in fiscal 1996 was due to an increase of 3% in net income between the nine month periods ended March 31, 1996 and 1997. This increase in net income in the nine month period ended March 31, 1997 as compared to the same nine month period for fiscal 1996 was due primarily to higher revenues which were somewhat offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

                                         March 31,                March 31,
                                           1996       % Change      1997
                                           ----       --------      ----

Net cash provided by operating
  activities in the nine month period $13,008,000 (20%) $10,453,000 Period-end cash, cash equivalents
  and short-term investments            $56,082,000     25%      $69,827,000
Period-end working capital              $57,979,000     45%      $83,973,000

    At March 31, 1997, the Company had approximately $69.8 million of cash, cash equivalents and short-term investments.

    Net cash totaling $10.5 million was provided by operating activities during the nine months ended March 31, 1997, primarily due to net income of $9.7 million, a decrease in accounts receivable of $7.9 million and increases in accrued liabilities and accounts payable of $1.5 million and $1.2 million, respectively, which were partially offset by increases in inventories and prepaid income taxes and other expenses of $6.2 million and $3.9 million, respectively. The accounts receivable decrease for the nine months ended March 31, 1997 was due to the revenue decline for the quarter ended March 31, 1997 combined with the collection of cash from accounts receivable in the normal course of business. Inventories increased in the nine months ended March 31, 1997 due primarily to the revenue decline for the quarter ended March 31, 1997. The Company had purchase commitments for material based on anticipated revenue growth rather than the actual revenue decline in the quarter ended March 31, 1997. The increase in prepaid income taxes and other was due primarily to the income tax benefit resulting from the net loss for the three months ended March 31, 1997.

    Cash used in investing activities during the nine months ended March 31, 1997 consisted principally of purchases of short-term securities totaling $12.9 million and, to a lesser extent, investment of $4.7 million in property and equipment primarily related to the office expansion which occurred in November 1996.

    Cash flows from financing activities during the nine months ended March 31, 1997 consisted principally of an aggregate of $3.3 million from the exercise of employee stock options and the issuance of stock under the Company's employee stock purchase plan.

    As of March 31, 1997, the Company's working capital was approximately $84.0 million. Except for the Positron agreement discussed in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    As referenced in the first paragraph of Part 1, Item 2, this section consists primarily of forward-looking statements and associated risks but, for improved readability, does not include asterisks.

    INDIRECT CHANNELS OF DISTRIBUTION. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. These telecommunications equipment suppliers could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. Revenues derived from such projects are often difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports and delays in obtaining regulatory approvals for new tariffs. Revenues can also be affected by delays in initial shipments of new products and new software releases. In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Such delays occurred in the quarter ended March 31, 1997, and may occur in the future. Such delays materially adversely affected the Company's business and operating results for the quarter ended March 31, 1997, and would have a similar impact if they occurred in the future. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

    LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time, including in the four most recently completed quarters, recognized a substantial portion of its revenues from sales booked and shipped in the last month of a quarter. The Company expects to continue to experience limited order backlog. The Company's agreements with its customers typically allow customers to cancel orders without penalty until a relatively short period of time before shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenue for a quarter or series of quarters.

    QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past and which occurred in the quarter ended March 31, 1997) could and did have a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. In the quarter ended March 31, 1997, the Company experienced such an unforecasted shortfall and was not able to compensate for it through expense reduction, which resulted in a net loss. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales and lower revenues and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

    RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of most of the Company's products by Paradyne to Lucent Technologies and AT&T (to include Business Units, divisions or majority-owned subsidiaries) (hereafter "AT&T"). The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by such agreement to AT&T and Lucent Technologies. Although sales to Paradyne declined in the quarter ended March 31, 1997, shipments to Paradyne represent a substantial portion of the Company's revenues to date. Paradyne is not subject to any minimum purchase requirements, and there can be no assurance that Paradyne will continue to place orders with the Company. There can be no assurance that possible changes in the Company's relationship with Paradyne will not have a material adverse effect on the Company's business and operating results.

    Among recent changes, in January 1997, Paradyne implemented an organizational change that assigns all sales and support activities for products purchased from Premisys (the Paradyne ACCULINK-TM- Access Controller
(AAC) product line) to a group dedicated to marketing and servicing these products to Lucent Technologies and AT&T. In addition to this dedicated group, the Company has added sales and support staff to provide coverage of Lucent and AT&T. Also, in the quarter ended March 31, 1997, Paradyne announced a new product which is an extension of its existing line of CSU/DSU products. Based on information currently available to the Company, Premisys believes that this product is not competitive with current IMACS products, but will likely compete with the Company's newly announced Streamline and Slimline products (discussed below under "Other Factors that may Affect Future Operating Results-Rapidly Evolving Technology"). However, there can be no assurance of the foregoing, and reductions in shipments to Paradyne would have a material adverse effect on the Company's business and operating results.

    COMPETITION. The market for telecommunications products is highly competitive. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation, Tellabs, Inc. Nokia, Inc. and NEC Corporation, which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. In addition, Premisys expects to compete with other new entrants, including both start-ups and existing data communications companies, to the telecommunications access equipment marketplace, including those targeting low-end channel bank and DSU/CSU products and broadband integrated access products. The Company also anticipates that certain of the telecommunications equipment suppliers that market and distribute the Company's products may develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

    RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is also affected by rapidly changing technologies, which include ATM and high speed digital subscriber lines (HDSL), and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. For example, the Company has recently licensed certain technology from Positron for inclusion in certain of the Company's products under development, the first of which the Company expects to announce in conjunction with the Supercomm exhibition in New Orleans in June 1997. However, there can be no assurance that the Company will be able to successfully integrate such technology into a new product within such time frame, or at all. In addition, the Company recently announced two new access products, Streamline and Slimline, to address applications that require less capacity and fewer features than the IMACS product line. These products are scheduled to begin shipping in the first and second quarters of fiscal 1998, respectively. However, as development is continuing with respect to these products, there can be no assurance that the Company will not experience delays in their introduction. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. Recently, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

    INDUSTRY STANDARDS AND REGULATORY MATTERS. The market for the Company's products is also characterized by the need to meet a significant number of voice and data communications regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories, Bell Communications Research ("Bellcore") and, internationally, various countries and international standards committees. Some of these new standards are evolving as new technologies, such as ATM and frame relay, are deployed. As existing and new standards evolve, the Company will be required to modify its products or develop and support new versions of its products. It is also important that the Company's products are easily integrated with carriers' network management systems. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business and operating results. In addition, government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services.

    DEPENDENCE ON KEY PERSONNEL. The Company's success to date has been significantly dependent on the contributions of its senior officers and other key employees. Certain of the Company's senior officers, including its President and Chief Operating Officer and its Senior Vice President, Engineering, have only recently joined the Company. The loss of the services of any one of the Company's senior officers or key employees could have a material adverse effect on the Company's business and operating results. The Company's success also depends to a significant extent on its ability to attract and retain additional highly-skilled technical, managerial, sales and marketing personnel, the competition for whom is intense.

    LIMITED PROTECTION OF INTELLECTUAL PROPERTY. The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. In the event of litigation to determine the validity of any third-party claims asserting that the Company's products infringe or may infringe the proprietary rights of such third parties, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties.

    DEPENDENCE ON CERTAIN SUPPLIERS. Certain components used in the Company's products are currently available from only one supplier. In addition, the Company relies on contract manufacturers, primarily Eltech Electronics Technology (M) SDN BHD, and, to a lesser extent, AlphaSource Manufacturing Solutions Public Company Limited to produce its printed circuit board assemblies. Shortages or delays in the delivery of the components used in the Company's products (which have occurred in the past) or extended delays in deliveries of printed circuit board assemblies could result in delays in the shipment of the Company's products and/or increase component costs. Failure of the Company to order sufficient quantities of any required component in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. Although the Company typically maintains some reserve inventory of components and printed circuit board assemblies, this inventory would not cover a significant delay in the delivery of such items.

    STOCK PRICE FLUCTUATIONS. All of the above factors are difficult for the Company to forecast, and these or other factors, such as changes in earnings estimates by securities analysts, can materially affect the Company's operating results and stock price for one quarter or a series of quarters. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many high technology companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
    On April 14, 1997 Nicholas J. Williams joined the Company as President and Chief Operating Officer. He is responsible for all development, manufacturing, marketing and sales operations. Mr. Williams reports directly to Raymond C. Lin, who will continue to serve as the Company's Chief Executive Officer and a Director.

    Prior to joining Premisys, Mr. Williams was Vice President and General Manager, International of Tellabs, Inc. Prior to joining Tellabs in 1993, he held positions of Vice President and General Manager of Advanced Technology Division and Vice President of North American Sales at AT&T Paradyne.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

    EXHIBIT NO.    DESCRIPTION OF EXHIBIT
    -----------    ----------------------

    11.01          Computation of Net Income (Loss) per Share.
    27.01          Financial Data Schedule


B.  Reports on Form 8-K

    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PREMISYS COMMUNICATIONS, INC.


         May 12, 1997                          /s/ Robert W. Dilfer
------------------------------        -------------------------------------
            Date                                 Robert W. Dilfer
                                         Vice President and Controller
                                          (Duly Authorized Officer and
                                            Chief Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------
11.01            Computation of Net Income (Loss) per Share

27.01            Financial Data Schedule