Form 10-K405
period 1997-06-27
PREMISYS COMMUNICATIONS INC
filed 1997-09-25
CIK 938733

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                               -----------------------

                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 27, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO         .

COMMISSION FILE NUMBER: 0-25684

                            PREMISYS COMMUNICATIONS, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-3153847
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

48664 MILMONT DRIVE, FREMONT, CALIFORNIA                     94538
(Address of principal executive offices)                   (Zip code)


          Registrant's telephone number, including area code: (510) 353-7600

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $0.01 PAR VALUE
                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X   No
                                         ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 18, 1997, was approximately $577,122,000.

    As of September 18, 1997, Registrant had outstanding 25,367,954 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 1997 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

                            PREMISYS COMMUNICATIONS, INC.
                                   ANNUAL REPORT ON
                                      FORM 10-K
                           FOR THE YEAR ENDED JUNE 27, 1997

                                 TABLE OF CONTENTS
FORM 10-K                          NAME OF ITEM                      PAGE
 ITEM NO.                          ------------                      ----
---------

  PART I

Item 1       Business                                                  3

Item 2       Properties                                               15

Item 3       Legal Proceedings                                        16

Item 4       Submission of Matters to a Vote of Security Holders      16

  PART II

Item 5       Market for the Registrant's Common Equity
               and Related Stockholder Matters                        17

Item 6       Selected Financial Data                                  18

Item 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    19

Item 7a      Quantitative and Qualitative Disclosures About
               Market Risk                                            26

Item 8       Financial Statements and Supplementary Data              27

Item 9       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                 41

  PART III

Item 10      Directors and Executive Officers of the Registrant       42

Item 11      Executive Compensation                                   42

Item 12      Security Ownership of Certain Beneficial Owners
               and Management                                         42

Item 13      Certain Relationships and Related Transactions           42

  PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                            42

Signatures                                                            45


                                ----------------------

     Premisys-Registered Trademark- is a registered trademark of the Company. This Form 10-K also includes trade names and trademarks of other companies.

                                        PART I

ITEM 1.  BUSINESS

     This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-K, including demand from and the Company's relationships with its strategic partners and major customers, including Paradyne Corporation ("Paradyne"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors, including products based on the technology recently licensed by the Company from Positron Fiber Systems Corporation ("Positron"); deregulation of, and legislation regarding the domestic and international telecommunications industry; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunication services; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-K, including under "Revenues" and "Other Factors That May Affect Future Operating Results" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified, using asterisks(*), various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but these are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results" in Item 7 of this Form 10-K, which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


OVERVIEW

     Premisys Communications, Inc. (the "Company" or "Premisys") designs, manufactures and markets integrated access products for telecommunications service providers. The Company pioneered the integrated access device equipment market with the introduction of the first of a family of integrated multiple access communications systems ("IMACS") products in December 1991. The IMACS products are designed to enable public carriers to provide their business customers with flexible, cost-effective and reliable access to telecommunications services. The IMACS products currently provide access to numerous services, including plain old telephone service ("POTS"), Centrex, digital data networks, integrated services digital networks ("ISDN"), frame relay, and asynchronous transfer mode ("ATM") services. The IMACS platform allows carriers to offer a variety of value-added services, switching technologies and transmission technologies to their business customers through a single access device. The IMACS products' modular design and standards-based architecture enable carriers to offer advanced telecommunications services more quickly and cost-effectively than single purpose access equipment and to enhance the manageability of their networks.

     The Company's products are distributed and serviced worldwide primarily through strategic distribution relationships with significant telecommunications equipment vendors. The Company considers its relationships with these telecommunications equipment suppliers to be strategic in that they enable the Company to gain access to public carriers worldwide, to establish the IMACS products as essential value added elements of the public carriers' business communications solutions and, in some cases, to incorporate proprietary technology into the IMACS products. The IMACS products are typically sold as access components of the suppliers' communications equipment solutions. The Company's strategic distribution relationships, from which the Company has derived most of its revenues to date, include ADC Telecommunications, Inc. ("ADC"), DSC Communications Corporation ("DSC"), Motorola, Inc. ("Motorola") and Paradyne. The Company also sells its products through value-added reseller relationships and, in limited circumstances, directly to carriers and end user customers.

     Premisys Communications, Inc. was incorporated in California in July 1990, and Premisys Communications Pte. Ltd. was incorporated in August 1990 under the laws of Singapore to be its parent. Premisys Communications Holdings, Inc. was incorporated in California in January 1992 to serve as a holding company for both Premisys Communications Pte. Ltd. and Premisys Communications, Inc. This reorganization was completed in March 1992. Premisys Communications, Inc., a Delaware corporation, was incorporated in October 1994 to be the Delaware successor corporation to the California corporations Premisys Communications Holdings, Inc. and Premisys Communications, Inc. The Delaware reincorporation was effected in March 1995. As a result of the reincorporation, Premisys Communications Holdings, Inc. and Premisys Communications, Inc., a California corporation, merged with and into Premisys Communications, Inc., a Delaware corporation, and Premisys Communications Pte. Ltd. and Premisys Communications Limited, a United Kingdom corporation, became wholly-owned subsidiaries of the Delaware corporation. The Company's principal executive offices are located at 48664 Milmont Drive, Fremont, California 94538, and its telephone number is
(510) 353-7600.

BACKGROUND

INDUSTRY TRENDS

The market for telecommunications products and services is changing rapidly because of deregulation and resulting competition, evolving requirements of business communications, the drive for higher capacity and more cost-effective technologies and services, and the shift from private to public networks. The resulting proliferation of value-added services and technologies has created the need for solutions that permit carriers' business customers to access the variety of telecommunications services provided by these carriers.

DEREGULATION AND RESULTING COMPETITION. Deregulation and competition are accelerating throughout the worldwide telecommunications industry. In 1984, the United States government deregulated the domestic telecommunications industry and forced AT&T Corporation ("AT&T") to divest its monopoly and create the seven regional bell operating companies ("RBOCs"). Since that time, continuing domestic deregulation including the Telecommunications Reform Act of 1996, has led to fierce competition for the provision of both long distance and local telecommunications services. In the long distance market, MCI Corporation ("MCI"), U.S. Sprint Communications Company ("Sprint"), WorldCom Network Services, Inc. ("WorldCom") and others have emerged as competitors to AT&T. In regional and local markets, the incumbent local exchange carriers ("ILEC"s), such as the RBOCs, are facing stiff and intensifying competition from a variety of competitive access providers, such as MFS Network Technologies, Inc. ("MFS") and Teleport Communications Group, Inc. ("Teleport"), and competitive local exchange carriers ("CLEC"s), which are common carriers that petition the local regulatory service commission to provide public switched services. ILECs are also facing competition from gas and electric utilities. Some utilities are offering "bundled" services of energy and data communications, such as high speed Internet access, as well as pure bandwidth transport over newly installed fiber facilities. The international market is also opening up as a result of deregulation, privatization and the presence of new wireline and wireless alternatives to traditional carrier services. The resulting intense competition requires carriers to differentiate themselves by offering enhanced value-added services based on new and emerging technologies.

EVOLVING REQUIREMENTS OF BUSINESS COMMUNICATIONS. In recent years, businesses have become increasingly dependent on the flow of voice, data and video through various telecommunications systems. This increased dependence on telecommunications has resulted from several business trends: the growth of client/server computing; the increase in local area and wide area networking; the demand for new telecommunications services such as Internet access, video conferencing and other multimedia services; and the increase in cellular telephone and facsimile use nationally and internationally. In addition, businesses have expanded beyond their traditional corporate walls to include remote sales offices, employees working at home, mobile offices and far-flung customers and suppliers. As a result, these businesses require telecommunications services that provide significantly higher bandwidths, the flexibility to choose among services with varying bandwidths and the ability to access such services from remote locations.

DRIVE FOR NEW TECHNOLOGIES AND SERVICES. The changing communications patterns of business users and the fierce competition among carriers have fueled a drive for technologies that allow carriers to provide additional value-added services. Carriers are under pressure to invest aggressively in new technologies that can deliver services quickly, reliably and cost-effectively. Having invested in new switching and transmission technologies, many carriers have initiated aggressive programs focused on expanding their access infrastructure to broadly deliver new services efficiently. In addition, carriers are offering a range of services (e.g., ISDN, LAN interconnection, video conferencing) on a bundled basis to their business subscribers, and integrated access devices facilitate these offerings. Bundled services give business subscribers turnkey solutions that free them from the burden of managing their own private networks, and they often provide higher margins to carriers than other services.

THE SHIFT FROM PRIVATE TO PUBLIC NETWORKS. During the 1980s, most large corporations established and maintained their own private networks to transmit voice and data because the data transmission services offered by public carriers were limited and expensive. To build these private networks, corporations leased telephone lines from the public carriers at fixed monthly rates and purchased vendor-specific networking equipment. Recently, however, these corporations have begun to favor public carrier services as traditional and emerging carriers have improved the price, performance and range of services they offer. Corporations have also sought to shift to the carriers the costs and burdens of maintaining the network infrastructure and the risks of investing in new technologies in the absence of a single technological standard.

ACCESS TO TELECOMMUNICATIONS SERVICES

In response to the industry trends described above, new and emerging public carriers are aggressively investing in switching and transmission technologies to construct new and to upgrade existing telecommunications networks. Telecommunications equipment suppliers are offering more sophisticated central office switching equipment that enables carriers to provide new, value-added services. In addition, carriers are upgrading to fiber optic networks to provide additional bandwidth to their customers. Traditionally, customer access to data and voice services has been provided by multiple single purpose access devices. This solution was adequate until recently because only a limited number of services were offered. However, with the proliferation of new switching and transmission technologies and services, the traditional approach for accessing carrier services via separate devices results in a very complex access solution that is expensive, consumes valuable space and is difficult to manage and maintain.

     The diagram below illustrates the complexity of having numerous dedicated discrete access devices.




                                         [FLOWCHART]








     A major need has developed for a new generation of access equipment that enables carriers to provide their business customers with flexible, cost-effective and reliable access to the increasing number of available public carrier services without requiring a different access device on the customer's premises for each technology or type of service. More specifically, public carriers are looking for an access device that:

     - Integrates circuit, packet and cell switching technologies and supports wireless, fiber optic cable, coaxial cable and copper wire transmission technologies;

     - Accommodates a variety of different business communications equipment types (such as PBXs, LAN routers, automatic call distribution devices and modems) at end-user locations;

     - Operates within the carrier's existing network management system for operations, administration, maintenance and provisioning;

     - Has the flexibility and open architecture to accommodate both the requirements of existing installed equipment and the technology developments of the future; and

     - Is reliable, easy to maintain and can be configured and serviced remotely.

Such a device would facilitate faster connections to new services as they are offered and reduce the carriers' costs of providing these services.

THE PREMISYS SOLUTION

     Since 1990, Premisys has been involved in developing a new generation of access equipment that would enable public carriers to provide their business customers flexible, cost-effective and reliable access to present and future telecommunications technologies and services. The architecture of the Company's IMACS product line is designed to permit integrated access to a wide variety of voice and data services, independent of the carriers' switching or transmission technologies. The Company's integrated access devices are designed to serve as a single connection point between a broad variety of carrier services, such as

ISDN, frame relay and ATM, as well as various business communications equipment types, such as PBXs and LAN routers. The modular, software-based design of the IMACS products allows carriers to upgrade easily to new communications services as they become available. The IMACS products can be managed remotely and have remote testing, monitoring and diagnostic features that allow carriers to minimize expensive on-site testing and trouble shooting. In addition, the Company's IMACS products provide access to network management information, such as line performance, traffic volume, configuration and alarm data, to the carriers' existing network management systems. The Company designs its products with high levels of system redundancy, ease-of-maintenance and hardware safety to conform to established reliability and maintenance standards, practices and processes. The IMACS products are based on open industry standards for multi-vendor interoperability and enable carriers to deliver a comprehensive set of services without building proprietary overlay networks or management systems.

     The diagram below illustrates the advantages of a single integrated access device compared to the approach shown above using numerous dedicated discrete access devices.





                                         [FLOWCHART]





     The design and features of the Company's IMACS products provide carriers with four major benefits:

     - LOWER COST. The integration of multiple switching technologies in a single IMACS platform reduces carriers' costs of providing access to these technologies. These reductions are realized in part by eliminating the need for numerous dedicated discrete access devices, thereby decreasing equipment costs. In addition, the Company's IMACS products are able to concentrate multiple sources of low and high-speed traffic into fewer high-speed channels, thereby increasing utilization of carrier network capacity. The Company's IMACS products allow carriers to deliver multiple communications products and services, while minimizing their risks of technology obsolescence or incompatibility.

     - ABILITY TO OFFER SERVICES RAPIDLY. The scaleable, upgradable design of the Company's IMACS products enables carriers to add revenue generating services such as ISDN, frame relay and ATM, more quickly and cost-effectively.

     - REMOTE MANAGEABILITY. The remote management features of the Company's IMACS products enhance the manageability of carriers' networks without requiring additional network management systems.

     - RELIABILITY. The redundancy, diagnostic, testing and monitoring features of the Company's IMACS products enhance the reliability of carriers' networks.

COMPANY STRATEGY

     The Company's strategic objective is to establish itself as the leading worldwide provider of access equipment to public carriers for business services. The key elements of the Company's strategy are described below.

FOCUS ON PUBLIC CARRIER ACCESS MARKET

     The Company's IMACS products were designed in anticipation of a shift from private to public networks. The Company believes that its IMACS products were the first and are the leading standards-based integrated access devices specifically targeted to the public carriers. The Company's IMACS products are designed to deliver voice, data and video applications regardless of whether the carrier uses circuit, packet or cell switching technologies and whether the carrier network uses copper wire, fiber optic cable, coaxial cable or wireless transmission. In recent years, carriers have focused on upgrading existing or building new networks by investing in switching and transmission technologies. The remaining links needed by the carriers in order to offer these new services are access devices, and the Company believes that a single integrated access device offers carriers the most cost-effective access solution. Carriers that deployed IMACS into their networks during fiscal 1997 included:

     DOMESTIC WIRELINE CARRIERS              INTERNATIONAL CARRIERS
     --------------------------              ----------------------
     AT&T                                    AT&T Network Services International
     Brooks Fiber Communications             CNH Communications (Venezuela)
     Cablevision Systems Corporation         Comcore (Russia)
     Media One                               Macomnet (Russia)
     MFS                                     Mannesmann (Germany)
     Southwestern Bell Telephone Company     Metrocom (Russia)
     Teleport                                Philippines Telephone & Telegraph
     Time Warner Communications               (Philippines)
     WorldCom Network Services               TelecomAsia Corporation Public
                                               Company Limited (Thailand)
                                             Telmex (Mexico)
                                             Time Telekom (Malaysia)
     DOMESTIC WIRELESS CARRIERS
     --------------------------
     AT&T
     Airtouch Communications
     Bell Atlantic Nynex Mobile
     GTE Mobilnet Service Corporation
     Geotek Communications
     Primeco Personal Communications
     Sprint Spectrum

INCREASE MARKET PENETRATION THROUGH STRATEGIC RELATIONSHIPS

     The Company focuses on forming strategic relationships with leading telecommunications equipment suppliers in order to gain market acceptance and penetration of its IMACS products. This distribution strategy has enabled the
Company:

     - To take advantage of distribution capabilities and established relationships between leading telecommunications equipment suppliers and their public carrier customers and thereby gain access to public carriers worldwide, which do not generally purchase important infrastructure equipment from smaller companies such as Premisys;

     - To establish the IMACS products as essential value-added elements of the public carriers' business communications solutions; and

     - To incorporate proprietary next-generation technology developed by or with these strategic telecommunications equipment suppliers into one or more elements of the IMACS products, which are then distributed by the telecommunications equipment suppliers.

     The Company believes that the joint development of technology with certain of these strategic telecommunications equipment suppliers demonstrates the commitment of these suppliers to the Company's IMACS product line and encourages a longer term relationship with the Company. Relationships with Paradyne, Motorola and others have allowed the Company to incorporate advanced technology into its IMACS products and have broadened the Company's markets worldwide.

BUILD ON SOFTWARE-BASED MULTI-SERVICE PLATFORM

     The Company's products are based on a multi-service platform that is designed to include a series of components sharing a common software architecture. This software-based product platform enables the Company to make it easier and more cost-effective for carriers to upgrade and expand their networks as telecommunications technologies and services evolve and to customize its products to address the special interface requirements of individual carriers. The IMACS product software also integrates the IMACS management system with the transmission and switching network management infrastructures of public carriers. *The Company's strategy is to continue to enhance its software-based products through internal research and development and through joint development projects.

PROVIDE ACCESS SYSTEM SOLUTIONS

     The Company is focused on continuing to expand its product line to address the needs of the evolving market for access equipment. *In June 1997, Premisys announced three new access products that, when completed, will expand its ability to solve a wide range of carrier access needs, from providing access to only POTS to multiple, broadband services. *Premisys also intends to expand its element management software to simplify the carrier's ability to remotely manage the access portion of its networks. See "-The IMACS Product Family - New Product Announcements" below for descriptions of these announcements.

INCREASED  FOCUS ON INTERNATIONAL MARKETS

     Since a major portion of the telecommunications equipment market is outside of the United States, the Company is increasing its focus on international markets. Although most of the Company's current revenues represent shipments to domestic telecommunications equipment suppliers, all of these companies market and distribute the Company's products worldwide. *Premisys intends to increase and diversify its sales in international markets by ensuring that its IMACS products meet international standards, pursuing international strategic relationships and distributors, and adding to its own sales presence in key regions. Premisys currently has international offices in Singapore, Hong Kong and Birmingham, United Kingdom.


CUSTOMERS  AND APPLICATIONS

CUSTOMERS

     A substantial majority of the Company's sales are to suppliers of telecommunications equipment with whom the Company has strategic relationships. These telecommunications equipment suppliers generally resell the Company's products to public carriers and end users. The Company also sells products to value-added resellers ("VARs"), distributors and systems integrators, and, to a much lesser degree, directly to carriers and end users. Certain of the Company's customers in fiscal 1997 are listed by channel in the table below.

     STRATEGIC RELATIONSHIPS
     -----------------------
     ADC                                     Motorola
     Alcatel Network Systems                 Northern Telecom
     CaliforniaMicrowave                     Paradyne
     DSC                                     Rockwell International Corporation
     ECI Telecom Ltd.                        UTStarcom
     Harris Corporation/Farinon Division     XEL Communications

     VALUE-ADDED RESELLERS, DISTRIBUTORS AND SYSTEM INTEGRATORS
     ----------------------------------------------------------
     Aydin Corporation                       Schmidt Telecom
     Comtech Systems                         SRT Associates
     DatacraftAsia                           Ericsson Telecom S.A. de C.V.
     InComA Ltd.                             TechForce Corporation
     Integrated Telecommunication            TechLink Telecom Ltd.
       Technology Sdn. Bhd.                  Telos Engineering Limited
     Interlink Communication Systems         Telsource Corporation
     LG Electronics                          Trends and Technologies
     Metro-Link Services Co. Ltd.            Walker and Associates
     MSN Communications                      Williams Telecommunications Systems
     N.E.T. Federal
     PSI Business Computers

     DIRECT
     ------
     Intercel                                Teleport
     MediaOne                                Telesat Corporation Co., Ltd.
     Motorola Paging                         U.S. Sprint Communications Company
     Organization Ardilla Lulle              WorldCom Network Services
     Southwestern Bell Telephone Company

     Paradyne was the Company's first strategic partner and has been its largest customer. Paradyne markets the Company's products, under its label AccuLink Access Controller (AAC), primarily to Lucent Technologies ("Lucent") and AT&T. In fiscal 1995, 1996 and 1997, Paradyne accounted for 45%, 33% and 30% of the Company's revenues, respectively. The Company's agreement with Paradyne gives Paradyne exclusive distribution rights to AT&T entities. See "-Results of Operations - Sources of Revenues" and "Other Factors That May Affect Future Operating Results - Relationship with Paradyne" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

     The Company has three other customers that in fiscal 1997 represented 10% or more of its total revenue. Motorola accounted for 8%, 15% and 15%, ADC accounted for 17%, 16% and 12%, and DSC accounted for 12%, 9% and 10% of the Company's revenues during fiscal 1995, 1996 and 1997, respectively. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution."

IMACS APPLICATIONS

Carriers utilize the Company's IMACS products in many applications. The following are brief descriptions of some of the uses of the IMACS products in a competitive access provider network, a cellular service provider network, an ISDN service provider network and a frame relay service provider network.

COMPETITIVE ACCESS PROVIDER NETWORK. In a competitive access provider network, the IMACS product is typically located inside a subscriber's business facility. The IMACS product concentrates voice and data traffic from multiple sources, such as PBXs and LANs, for transmission through the competitive access provider's fiber optics network. The specific advantages of the IMACS product over the multiple discrete access devices that would otherwise be required in this application are the ability of the IMACS product to support multiple services and to be managed remotely, without consuming bandwidth that could be used by the competitive access provider's customer.

CELLULAR SERVICE PROVIDER NETWORK. In a cellular service provider network, the IMACS product is usually located at the cell site, where it performs a variety of tasks, including multiplexing, concentration and protection of critical cell site traffic. Space is at a premium at many cell sites, and the IMACS product saves space by functioning as, and eliminating the need for, a separate analog-to-digital converter, a channel service unit, a voice compression device, a signal converter, a digital cross-connect and a line protection switch. In addition, the low power demands of the IMACS product reduce battery requirements and eliminate the need for fans. The ability to diagnose problems remotely with the IMACS product is also important because it minimizes the need to dispatch technicians to remote cell sites.

ISDN SERVICE PROVIDER NETWORK. In areas where the public carrier is offering ISDN switched services, the Company's IMACS products are located both at the carrier's central office and at a customer's location. In this application, the IMACS products enable the carrier to provide ISDN services to support a variety of applications. These applications include dial up video, automatic call distribution, remote LAN connectivity and imaging and data connectivity. The IMACS products allow the service provider to support both Primary Rate Interface ("PRI") and Basic Rate Interface ("BRI") connections in a single platform and groom, concentrate and cross-connect voice and data at the customer's premises.

FRAME RELAY SERVICE PROVIDER NETWORK. In a frame relay network, the Company's frame relay concentrator fills the pricing and functionality gap between high-end backbone switches and end user frame relay assembler/dissembler equipment, which encapsulate various data types in frame relay packets. The Company's IMACS frame relay concentrator product is located at a concentration site within the frame relay network. The IMACS frame relay concentrator product is designed to allow the service provider to concentrate numerous low speed access lines connecting various end user devices (such as routers and terminal controllers) to the frame relay network. The primary benefits of the IMACS product to the network provider in this application are the frame relay switch port savings and reduced transmission costs.

THE IMACS PRODUCT FAMILY

PRODUCTS

The IMACS product family currently contains three products:
IMACS/600, IMACS/800 and IMACS/900. All three products are designed for mission-critical applications and support full redundancy features such as redundant CPU, wide area network ("WAN") interface, power supplies and ringing generators. The IMACS/600 and IMACS/900 are front-access devices, whereas the IMACS/800 can be accessed from the front and back. The following table outlines the characteristics of the IMACS in terms of number of slots, types of carrier services, resource modules, bandwidth and U.S. list price ranges, which vary depending on the number and types of resource and user modules installed and the degree of redundancy. Each product can support up to eight WAN ports.

                    CHARACTERISTICS OF THE IMACS PRODUCT FAMILY


           Number    Services    Resource                  WAN
Product    of Slots  Supported   Modules                   Bandwidth   U.S. List Price
-------    --------  ---------   -------                   ---------   ---------------
IMACS/600    11        POTS       ISDN                      16Mbps     $7,000 - $25,000
                       Centrex    Voice Compression
                       DDN        Inverse Multiplexing
                       CDPD       Frame Relay
                       INS        ATM
                       ISDN
                       VPN

IMACS/800    18        POTS       ISDN                      16Mbps    $11,000 - $45,000
                       Centrex    Voice Compression
                       DDN        Inverse Multiplexing
                       CDPD       Frame Relay
                       INS        ATM
                       ISDN
                       VPN


IMACS/900    18        POTS       ISDN                      16Mbps    $12,000 - $46,000
                       Centrex    Voice Compression
                       DDN        Inverse Multiplexing
                       CDPD       Frame Relay
                       INS        ATM
                       ISDN
                       VPN


     The Company also offers pre-configured versions of the IMACS to address specific applications. These pre-configured products include: the BRX, which offers carriers a cost-effective solution for provisioning ISDN BRI services to remote customers; the IMACS/300, which targets entry-level integrated access device applications; and the CellDAX, which is configured to reduce the amount of equipment at the wireless cell site, decreasing bandwidth requirements and reducing operating costs.

SYSTEM ARCHITECTURE

     The IMACS products are open multi-service access platforms that combine software with modular hardware to provide configuration flexibility. The four components of the IMACS system architecture are the WAN modules, user modules, resource modules and common equipment modules. The WAN modules provide the connections to the carrier network. The user modules connect user voice, data and video systems to the IMACS products. The resource modules process information flowing between user and WAN modules by performing tasks such as voice compression or inverse multiplexing. The common equipment modules contain the central processor and provide power and interface functions.

     The unique user and resource architecture of the IMACS products allows resource modules to be accessed by any user or WAN module in the system and allows modules to be added or replaced as applications and communications service environments change. The use of software in the Company's products provides the flexibility to implement new technologies and services in a timely and economical manner.

     All of the embedded microprocessors included in the Company's products incorporate the same type of Motorola microprocessor, which maximizes integration, testability, reliability and performance. Using only one type of microprocessor enables a high degree of hardware modularity and software portability and substantially reduces hardware design cycles. All modules can be swapped without powering down the system.

SOFTWARE ARCHITECTURE

     The IMACS software architecture is based on a fully distributed computing system with real-time operating system and common software interface. The IMACS product architecture allows the system software to be tightly coupled with hardware for cost/performance optimization, which contributes to more effective use of resources and provides greater flexibility in system configuration and design. The system software has been designed to be fault-tolerant and to operate closely with the redundancy features of the hardware platform. The multi-service features of the IMACS products capitalize on the ability of the resource modules to communicate with the system software and other modules within the platform.

NETWORK MANAGEMENT

     The IMACS products offer a number of network management options that are based on open industry standards in order to provide easy integration with generic network management systems and interfaces, such as the Simplified Network Management Protocol. The IMACS products can be managed locally through an attached terminal or remotely through an integral modem. Network management messaging is supported locally through TCP/IP protocol standards, including support for SLIP, and remotely through the virtual terminal TELNET protocol. Network management messaging can be sent across the network via a carrier's standards-based network infrastructure. The Company has developed application software for the IMACS product family called the Element Management System ("EMS"). EMS' features include fault management and statistics, remote testing and diagnostics surveillance management, performance monitoring, software-download, inventory reporting and configuration management. These features reduce the carrier's cost of providing multiple services to its business customers.

DIAGNOSTICS

     The IMACS products include built-in diagnostics that enhance the network operator's ability to test, isolate and resolve network problems. Built-in testing capabilities include bit error rate testing on data modules, tone generation on analog voice modules, extensive loop-back generation and detection capability on system elements and the ability to manipulate analog leads and digital signaling bits of voice circuits. The ability to generate and receive test signals coupled with the ability to initiate such tests at various points in a circuit reduces fault isolation time. The built-in diagnostic capabilities also eliminate the need for external stand-alone test equipment. In addition, the IMACS products offer 24-hour performance monitoring for various network and user interfaces with alarm generation options for preventive maintenance.

NEW PRODUCT ANNOUNCEMENTS

     The Company introduced several new IMACS product features in fiscal 1997. These new product features included ATM support, HDSL
(High-bit-rate Digital Subscriber Line) support, ISDN BRI-PRI conversion, low-bit-rate voice compression, voice over frame relay and system management enhancements.

     In June 1997, at Supercomm, a major industry tradeshow, the Company also announced three new products under development. These products are the SlimLine, StreamLine and Q-155 XTRA. The SlimLine and StreamLine products are designed for bundled service applications where service providers bundle local voice, long-distance voice and data services as a single service offering. *The Company expects these applications to become more prevalent as service providers implement competitive services enabled by the Telecommunications Reform Act of 1996. The SlimLine products target low-end voice and data provisioning applications via a single T1 line. The StreamLine products offer greater flexibility than the SlimLine as they are based upon the IMACS modular architecture. Compared to the IMACS, the StreamLine products provide less capacity but have lower prices. *The Company plans that shipments of both products will begin in the quarter ending December 31, 1997.

     The Q-155 XTRA product is designed to provision higher bandwidth services directly from a SONET or SDH fiber optic ring. *The Q-155 XTRA will enable carriers to deliver a variety of broadband services to their business customers with higher utilization of their transmission networks and at lower capital and operating costs than today's alternatives. The Q-155 XTRA is being developed utilizing technologies licensed from Positron Fiber Systems Corporation ("Positron") in January, 1996. *First shipments of the Q-155 XTRA are projected in the quarter ending September 30, 1998.


     All of these new products are designed to complement the IMACS products. *These new products are expected to provide a full access product line offering multiple price points from a single T1 to SONET/SDH speeds and are expected to enable Premisys to offer a more complete solution to network access. For a discussion of certain risks related to these new products, see "Other Factors that May Affect Future Operating Results - Rapidly Evolving Technology" within item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING, SALES AND DISTRIBUTION

     The primary market for the Company's products is public telecommunications carriers, including major domestic carriers providing long distance and local service, competitive access providers, competitive local exchange carriers, wireless service providers, enhanced service providers and international carriers. The secondary market for the Company's products is large corporations with private networks. The focus of the Company's sales strategy is to form and to support strategic relationships with telecommunications equipment suppliers. The Company also has relationships with distributors and sells its products directly to end users on a limited basis. The Company currently has sales staff in several locations across the United States and also maintains international offices in Singapore, Hong Kong and Birmingham, United Kingdom. The offices in Singapore and Hong Kong serve the Asia/Pacific region, and the office in Birmingham serves Europe, the Middle East and Africa. The Company's sales staff supports the sales organizations of the telecommunications equipment suppliers that distribute and market its products. In addition, the Company's sales staff provides local system training, develops new strategic relationships and, where appropriate, sells directly to end users.

STRATEGIC RELATIONSHIPS

     The Company believes that the combination of technologies, services and support mechanisms needed to reach the world-wide market for the Company's products can best be provided through strategic relationships with leading telecommunications equipment suppliers. These telecommunications equipment suppliers have established relationships with the public carriers and provide a broad range of services to these carriers through existing front-line service and support networks. Premisys seeks strategic relationships that offer (i) an established presence in the Company's primary markets, (ii) a product line that the IMACS product can complement to provide value-added networking solutions and (iii) a core technology that enables the telecommunications equipment suppliers to develop enhanced products with market differentiation that can be integrated with the IMACS platform.

     The Company believes that the joint development of technology demonstrates the commitment of these telecommunications equipment suppliers to the IMACS product line and encourages a longer term relationship with the Company. *The Company is involved in certain joint development projects with Northern Telecom, as well as Lucent and Paradyne, where, upon completion of these developments, the IMACS products will be sold as a component of specific Northern Telecom and Lucent products.

     The Company's agreements with telecommunications equipment suppliers generally grant non-exclusive licenses to distribute the Company's products, are not subject to minimum purchase requirements and provide for certain discounts on the purchase prices of the Company's products. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. *The loss of any one or more of the Company's strategic telecommunications equipment suppliers would have a material adverse effect on the Company's business and operating results. The Company derived approximately 83%, 77% and 77% of its revenues from its strategic telecommunications equipment suppliers in fiscal 1995, 1996 and 1997, respectively. Shipments to Paradyne have generated a substantial portion of the Company's revenues to date. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenues" and "- Other Factors That May Affect Future Operating Results - Relationship with Paradyne."

DISTRIBUTORS

     The Company also uses a select number of VARs, system integrators and distributors to market and sell its products. These customers generally sell the Company's products to smaller carriers and corporations accessing public networks as well as to serve international markets where the VAR or distributor is located. The Company derived approximately 12%, 11% and 19% of its revenues from value added resellers and non-strategic distributors in fiscal 1995, 1996 and 1997, respectively.

DIRECT SALES

     Direct sales by the Company to carriers and end users represent a minor part of the Company's business. Generally, the Company sells directly only to end users that have their own established support and service infrastructures and to end users within market segments where the Company's strategic telecommunications equipment suppliers, distributors and VARs cannot cost-effectively market and sell the Company's products. The Company derived approximately 5%, 12% and 4% of its revenues from direct sales in fiscal 1995, 1996 and 1997, respectively.

CUSTOMER SUPPORT

     The first level of customer support for the Company's products is provided by the telecommunications equipment suppliers that sell the Company's products directly to the end user. The Company's personnel provide backup support and training. When a telecommunications equipment supplier is not able to provide solutions to product problems, the supplier's service personnel contact the Company's customer support group, which has hardware and software products configured to simulate networking problems. In some cases, the Company's customer support representatives dial into the end user network to assist directly in troubleshooting and problem isolation. Customer support representatives are available by telephone 24 hours a day, 7 days a week. The Company also provides on-site service when requested.

     The Company's products have been designed to ensure that problems can be easily diagnosed. All voice and data modules contain integral testing suites that allow isolation of networking problems. The Company currently warrants its systems products for five years and its network management software products for 90 days. During the warranty period, Premisys repairs or replaces any failed system component at no charge.

     The Company also provides technical training either at the sites of its strategic telecommunications equipment suppliers or at Company facilities. Training courses include the theory of operation, equipment diagnostics and the testing and troubleshooting of both the equipment and the network. Train-the-trainer courses are also offered to help the telecommunications equipment suppliers educate their support personnel.

COMPETITION

     The market for telecommunications products is highly competitive and subject to rapid technological change, regulatory developments and emerging industry standards. The Company believes that the principal competitive factors in the carrier access market are: support for multiple types of carrier services; conformance to public carrier standards for signaling, transmission, network management, reliability and safety; the development and rapid introduction of new product features; price/performance; quality of customer support; and installed base. The Company believes it has competed favorably to date with respect to these factors. *However, there can be no assurance that the Company will compete successfully in the future with respect to these or other factors.

     The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, Inc., which offer broad lines of products including access devices for business applications. *The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. *When Premisys begins shipping its new products, announced in June 1997, it expects to face additional competition from both start-ups and existing telecommunications equipment manufacturers. *The SlimLine and StreamLine products are likely to compete with those sold by channel bank and CSU/DSU vendors. Paradyne, Premisys' largest customer, introduced products in March 1997 that are extensions of its CSU/DSU product line, and higher capacity models of the 916x series may offer features that are similar to those of
the Company's IMACS and Streamline products.   See Item 7. "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Relationship With Paradyne." *The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. *Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop other products that could be sold for selected applications for which the Company's products are currently provided. *Successful, timely development and market acceptance of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. *To the extent that current or potential competitors can expand their current offerings to include access to circuit, packet and cell switching in an integrated product, the Company's
business and operating results could be materially adversely affected.   Most
of the Company's competitors have technical, financial, manufacturing and marketing resources significantly greater than those of the Company. In addition, many of such competitors have long-established relationships with public carriers. *There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations consist primarily of materials planning and procurement, module testing and quality control. The Company relies on contract manufacturers, both in Asia and in the United States. The Company's reliance on third-party subcontractors reduces the Company's flexibility and responsiveness to changes. For example, contract manufacturers are not as quick as internal manufacturing organizations to react to new products or changes in product designs or product quantities. Use of contract manufacturers can expose Premisys to supply interruptions due to production, quality or financial problems of its contractors. *This loss of flexibility or supply interruption can result in shipment delays, which could have a material adverse effect on the Company's business and operating results. The Company believes, however, that by using a limited number of third-party subcontractors, it is in a better position to reduce product costs, acquire additional capacity and reduce its capital investment. All testing of the Company's products is performed by the Company at its Fremont, California facility. Products are rigorously tested using automated test equipment prior to shipment to customers. All printed circuit board assemblies are tested individually.

     Generally, the Company uses industry standard components for its products. It uses field programmable gate arrays with erasable programmable memory rather than custom integrated circuits in order to maximize its ability to customize products quickly for individual carriers and add product features. Certain components used in the Company's products, including microprocessors and communications chips that are manufactured by Motorola, Siemens AG, Xilinx and National Semiconductor, are currently available from only one supplier. In the past, the Company has experienced shortages of certain of these and other components because of vendor production or quality problems and the inability of suppliers to increase delivery rates to meet the Company's requirements. In the past certain components have been in short supply within the Company's industry, and in such cases, Premisys must compete for these components with larger companies that often have longer established relationships with these vendors. Component shortages and delays have on occasion resulted in delays in the shipment of the Company's products, and the component shortages have also on occasion resulted in higher component costs. Certain components used in the Company's products require an order lead time of up to one year. *Other components that currently are readily available may become difficult to obtain in the future. *Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company, which could have a material adverse effect on the Company's business and operating results. *Alternatively, ordering too much of a component in advance could lead to excess inventory, which could have a material adverse effect on the Company's business and operating results.

     *An extended delay in deliveries of components or of finished printed circuit board assemblies would have a material adverse effect on the Company's business and operating results and possibly on its relationships with its customers. *Although Premisys typically maintains some reserve inventory of components, this inventory would not cover a significant delay in the delivery of such components.

RESEARCH AND DEVELOPMENT

     During fiscal 1995, 1996 and 1997, total research and development expenditures were $4.5 million, $7.5 million and $10.5 million, respectively. All research and development expenditures are expensed as incurred. In addition, in fiscal 1997 the Company incurred a charge of $4.0 million for a license to certain SONET and SDH technologies. See "Results of Operations - Other Operating Expenses" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

     The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include frame relay, ATM and new digital subscriber line technologies ("xDSL"). Standards for new services such as ATM and xDSL are still evolving. *As these technologies and related standards evolve, the Company may be required to modify its products or develop and support new versions of its products. *The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. *The Company's success will depend to a substantial degree upon its ability to respond to changes in technology, industry standards and customer requirements. *This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. *There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology."

     In fiscal 1997 the Company's development activities focused on adding features to the IMACS, developing extensions to the IMACS as a part of joint development projects with certain of its strategic distribution partners and developing the new products announced in June 1997. New functions included ATM support, low-bit-rate voice compression, voice over frame relay and ISDN BRI-PRI conversion. Joint development projects with strategic distribution partners during the year were with Northern Telecom and Lucent. The Company entered into a development agreement with Northern Telecom in Canada, which was announced in May 1997, to integrate the IMACS into the Northern Telecom AccessNode Express. *The Company expects Northern Telecom to begin shipping the AccessNode Express integrated with the IMACS in the first half of calendar 1998. The joint development project with Paradyne and Lucent is to integrate the IMACS product into Lucent's DACS II ISX. The product will be labeled by Lucent as the DACS II ISX Low Speed Interface Unit. *The Company's management continues to seek joint development agreements with new partners as it believes that such programs can enhance the strengths of its relationships.

     *Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. *Such errors have occurred in the past year, and there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. *The occurrence of such errors have in the past resulted (including during fiscal 1997), and could in the future, result in the loss or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's quarterly operating results and its market opportunities. *As the functionality and complexity of the Company's products continue to grow, the Company may experience an increased incidence of such errors or failures, as well as delays in introducing its products.

     As of June 30, 1997, 61 employees were engaged in research and development programs, including hardware and software development, test and engineering support personnel. The Company believes that recruiting and retaining engineering personnel is essential to its success. *To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Dependence on Key Personnel."

GOVERNMENT REGULATION

     *Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services. *Regulations and FCC rulings arising from the Telecommunications Reform Act of 1996 will impact service offerings and competitiveness in the communications marketplace, and thus could have an affect on the timing and size of the industry's investment in access equipment. *Tariff rates, whether determined autonomously by carriers or in response to regulatory directives, may affect the cost effectiveness of deploying public network services. *Tariff policies are under continuous review and are subject to change. *User uncertainty regarding future policies may also affect demand for telecommunications products, including the Company's products.

     Governmental communications regulatory authorities have promulgated regulations that, among other things, set installation and equipment standards for private telecommunications systems and require that all newly installed hardware be registered and meet certain governmental standards. *The failure of the Company's products to comply with these standards, or any delays in compliance, could delay introduction of the Company's products, which could have a material adverse effect on the Company's business and operating results. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Industry Standards and Regulatory Matters."

INTELLECTUAL PROPERTY

     The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. The Company currently holds one U.S. patent. This patent relates to the manner in which the various modules that are included within an IMACS communicate with one another and expires December 2012. The Company has also entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. *There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or independent third-party development of similar technologies. *The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. *From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. There are no currently pending material claims that the Company's products, trademarks or other proprietary rights infringe the proprietary rights of third parties. *However, there can be no assurance that the Company will not receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. *In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. *In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. *There can be no assurance that licenses from third parties would be available on reasonable commercial terms, if at all. *In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be materially adversely affected.

EMPLOYEES

     At June 30, 1997, Premisys employed 238 individuals on a full-time equivalent basis. Of these, 61 were involved in research and development, 84 in sales, marketing and customer support, 69 in manufacturing, and the remaining 24 in administration and finance. The Company also uses contractors and temporary workers. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. *The Company's future success will depend on its ability to attract, motivate and retain highly skilled employees, the competition for whom is intense. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Dependence on Key Personnel."

ITEM 2.  PROPERTIES

     The Company's principal offices are located in two facilities totaling 96,000 square feet leased by the Company in Fremont, California. The leases on these facilities are scheduled to expire on October 31, 2004. Approximately 85% of the space in these facilities is used or reserved for manufacturing, product development and testing; the balance of the space is used or reserved for sales, marketing and other general administrative activities. See Note 5 of Notes to Consolidated Financial Statements. The Company also rents sales offices in Singapore, Hong Kong and Birmingham, United Kingdom. The Company believes that its present facilities are well maintained and are in good operating condition.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS



PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PRMS." The Company's Common Stock commenced trading on the Nasdaq National Market on April 6, 1995. The following table lists the high and low closing prices during fiscal 1996 and fiscal 1997 (as adjusted to give retroactive effect to the 100% stock dividend in December 1995).




                                                   HIGH          LOW
                                                   -----         ---
  Fiscal  1996:
              First Quarter                      $ 47 1/2     $ 32 1/4
              Second Quarter                     $ 57 1/4     $ 29 3/4
              Third Quarter                      $ 56         $ 27 3/4
              Fourth Quarter                     $ 65         $ 28 3/4

  Fiscal  1997:
              First Quarter                      $ 62 3/4     $ 29 1/8
              Second Quarter                     $ 54 1/2     $ 35 3/8
              Third Quarter                      $ 37 1/4     $  7 1/8
              Fourth Quarter                     $ 16 1/4     $  7 3/4

     There were approximately 221 holders of record of the Company's Common Stock as of September 18, 1997.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its capital stock to date. *The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                 YEAR ENDED JUNE 30,(1)
                                                   ----------------------------------------------------------
                                                     1993         1994       1995         1996         1997
                                                   --------    --------     --------    --------     --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues                                          $  3,518    $ 17,164     $ 30,888    $ 73,912     $ 78,358
Income (loss) from operations                       (3,749)        961        4,784      24,577       15,213
Net income (loss)                                 $ (3,746)   $    886     $  3,967    $ 16,788     $ 10,891
                                                   --------    --------     --------    --------     --------
                                                   --------    --------     --------    --------     --------

Net income per share (2)                                      $   0.04     $   0.18    $   0.64     $   0.41
                                                               --------     --------    --------     --------
                                                               --------     --------    --------     --------

Shares used in computing net income per share (2)               20,254       22,246      26,424       26,592
                                                               --------     --------    --------     --------
                                                               --------     --------    --------     --------

                                                                  AS OF JUNE 30, (IN THOUSANDS)(1)
                                                   ----------------------------------------------------------
                                                     1993         1994       1995         1996         1997
                                                   --------    --------     --------    --------     --------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments $  1,104    $  6,533     $ 42,963    $ 60,861     $ 73,224
Working capital (deficiency)                        (1,163)      8,537       45,520      74,853       90,263
Total assets                                         3,417      12,643       52,621      87,522      107,101
Long-term debt                                         228         194          109          91            9
Mandatorily redeemable convertible preferred stock   7,662      18,217          ---         ---          ---
Total stockholder's equity (deficit)                (8,477)     (8,638)      47,007      77,580       96,817



QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited quarterly financial data for each quarter of fiscal 1996 and 1997. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. *The operating results for any quarter are not necessarily indicative of results for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
- Quarterly Fluctuations."


                                         QUARTER ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  --------------------------------------------------------------------------------------
                                              FISCAL 1996 (1)                           FISCAL 1997 (1)
                                  -----------------------------------------  -------------------------------------------
                                   SEPT 30,     DEC 31,   MAR 31,  JUNE 30,   SEPT 30,  DEC 31,   MAR 31,       JUNE 30,
                                    1995         1995      1996     1996        1996     1996      1997           1997
                                 -------       --------   -------   -------   -------   -------   -------       --------
Revenues                        $14,075        $17,684   $19,674   $22,479   $24,294   $26,356   $12,237        $15,471
Gross Profit                      9,000         10,877    12,811    14,806    15,763    17,588     7,913          9,832
Income (loss) from
operations                        4,635          5,722     6,747     7,473     8,788     9,335    (4,152)(3)      1,242

Net income (loss)               $ 3,306        $ 3,871   $ 4,648   $ 4,963   $ 5,723   $ 6,098   ($2,109)(3)    $ 1,180
                                 -------        -------   -------   -------   -------   -------   -------        -------
                                 -------        -------   -------   -------   -------   -------   -------        -------

Net income per share (2)        $  0.13        $  0.15   $  0.18   $  0.19   $  0.22   $  0.23   ($ 0.08)       $  0.04
                                 -------        -------   -------   -------   -------   -------   -------        -------
                                 -------        -------   -------   -------   -------   -------   -------        -------
Shares used in computing net
   income per share (2)          26,292         26,393    26,351    26,659    26,479    26,721    26,292         26,875
                                 -------        -------   -------   -------   -------   -------   -------        -------
                                 -------        -------   -------   -------   -------   -------   -------        -------

---------------------------------
    (1) At the beginning of fiscal 1995, the Company changed its fiscal year to end on the Friday closest to June 30. For ease of presentation, however, annual and quarterly periods during fiscal 1995, 1996 and 1997 are shown in this Form 10-K as ending on the last day of the last calendar month in such year and quarter, respectively.

    (2) Net income per share and shares used in computing net income per share have been adjusted to reflect the 100% stock dividend effected in December 1995. See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share.

    (3)  Includes a $4,000,000 charge for a technology license.  See
         Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Operating Expenses" of this Form 10-K and Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As indicated in the first paragraph of Item 1, above, this Form 10-K contains certain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The Company has identified by asterisks (*) various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends," and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-K involve numerous risks and uncertainties which are described throughout this Form 10-K, such as those referenced in the first paragraph of Item 1, above, and other factors described throughout this Form 10-K, including under "Revenues" and "Other Factors That May Affect Future Operating Results" within this Item 7. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

OVERVIEW

    Premisys was founded in July 1990 to offer integrated access device solutions to public telecommunications carriers. During its early years, the Company's efforts were directed toward designing and developing its initial IMACS product and establishing relationships with potential customers. In the telecommunications equipment industry, earning market acceptance of new products is a costly and lengthy process involving extensive product testing and evaluation by each customer. The Company's first product was shipped in fiscal 1992. Since that time the Company has continued to improve and broaden its product line while expanding relationships with its customers.

    The Company's IMACS products consist of a hardware platform, integrated hardware/software modules and optional network management software delivered on disks. A small number of standard modules are utilized in all systems; modules are available with optional or more advanced functionality allowing customers to configure systems to meet their specific needs. Newly developed modules are sold in connection with new platform sales and for use with installed platforms. These new modules have typically had more advanced functionality and therefore higher average prices and gross margins than older modules.

    The Company sells its products worldwide, primarily through large telecommunications equipment suppliers and distributors. In addition, the Company derived 5%, 11% and 7%, respectively, of its revenues from direct sales to international customers in fiscal 1995, 1996 and 1997. (International sales through domestic suppliers and distributors are reflected in the Company's domestic revenues). *The Company intends to continue to expand its operations outside the United States and anticipates that direct sales to international customers will increase in the future, both in absolute dollars and as a percentage of the Company's revenues. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and telecommunications authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, currency conversion risks, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. See " - Other Factors That May Affect Future Operating Results."

RESULTS OF OPERATIONS

REVENUES

    Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. Revenues in fiscal 1995, 1996 and 1997 were $30,888,000, $73,912,000 and $78,358,000, respectively. The majority of the revenue increases from fiscal 1995 to fiscal 1996 and from fiscal 1996 to fiscal 1997 were attributable to growth in unit volumes of platforms and modules sold. The impact of average selling price fluctuations on revenues during these comparison periods was not significant. The rate of revenue growth in fiscal 1997 over fiscal 1996 was significantly lower than the rates of growth of revenues in recent years. Although Premisys maintained a significant level of revenue growth during the first two quarters of fiscal 1997 as compared to the first two quarters of fiscal 1996, the Company experienced a large decrease in revenues in the quarter ended March 31, 1997 and June 30, 1997 as compared to the quarter ended March 31, 1996 and June 30, 1996. The decrease from revenues of $26,356,000 in the quarter ended December 31, 1996 to $12,237,000 in the quarter ended March 31, 1997 was due primarily to several major deployments of the Company's IMACS products being deferred or lost by domestic and international distribution partners. *Revenues increased sequentially to $15,471,000 in the quarter ended June 30, 1997, and the Company expects that it will take several quarters to return to the revenue levels of the quarter ended December 31, 1996. *However, the Company's expectations regarding future revenue levels are subject to numerous risks and uncertainties, including limited order backlog, its relationships with its strategic partners and the introduction of new products. See "--Other Factors That May Affect Future Operating Results--Indirect Channels of Distribution" and "--Rapidly Evolving Technology."

    The following table sets forth, for the periods indicated, the revenues generated by the Company's largest customers in fiscal 1997, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.


Source of Revenues
------------------
                             Fiscal 1995    % Change     Fiscal 1996  % Change  Fiscal 1997
                            -----------     --------     ------------ --------- -----------
Paradyne                    $14,024,000        74%        $24,446,000     (5%)  $23,355,000
Motorola                      2,613,000       315%         10,838,000     11%    11,996,000
ADC                           5,202,000       120%         11,464,000    (16%)    9,576,000
DSC                           3,837,000        79%          6,858,000     16%     7,950,000
Other Domestic Customers      3,650,000       222%         11,736,000     69%    19,802,000
International Customers       1,562,000       449%          8,570,000    (34%)    5,679,000
                            -----------     ------        -----------  ------  ------------
      Total Revenues        $30,888,000       139%        $73,912,000      6%   $78,358,000
                            -----------     ------        -----------  ------  ------------
                            -----------     ------        -----------  ------  ------------
Percentage of Total Revenues
----------------------------
                                 Fiscal 1995                  Fiscal 1996          Fiscal 1997
                                 -----------                  -----------          -----------
Paradyne                            45%                           33%                   30%
Motorola                             8%                           15%                   15%
ADC                                 17%                           16%                   12%
DSC                                 12%                            9%                   10%
Other Domestic Customers            12%                           16%                   26%
International Customers              5%                           11%                    7%
                                 -----------                  -----------          -----------
     Total Revenues                100%                          100%                  100%
                                 -----------                  -----------          -----------
                                 -----------                  -----------          -----------


    As illustrated in the table above, the Company sells a substantial majority of its products to a limited number of customers, which generally resell the Company's products to public carriers and end users. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "-Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution."

    The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development and marketing and sale of the Company's products by Paradyne to Lucent and
AT&T.   The Company's agreement with Paradyne gives Paradyne exclusive distribution rights to AT&T entities. Shipments to Paradyne have generated a substantial portion of the Company's revenues to date. *The Company expects that sales to Paradyne will decline again in fiscal 1998 as Paradyne is focusing its resources on its own products. *Paradyne is not subject to any minimum purchase requirements, and there can be no assurance that Paradyne will continue to place orders with the Company. *Significant reductions in shipments to Paradyne would have a material adverse impact on the Company's business and operating results. See "-Other Factors That May Affect Future Operating Results - Relationship with Paradyne."

GROSS PROFIT
                 Fiscal 1995 % Change    Fiscal 1996   % Change  Fiscal 1997
                 ----------- --------    -----------   --------  -----------
Gross Profit    $17,834,000   166%      $47,494,000      8%      $51,096,000
As a percentage
  of revenues             58%                     64%                     65%

    Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit improved from fiscal 1995 to fiscal 1996 and from fiscal 1996 to fiscal 1997 primarily as a result of increased unit volumes. The increase in gross margin from fiscal 1995 to fiscal 1996 was primarily the result of a shift in product mix toward more advanced modules with higher gross margins, the growth of manufacturing expenses at a rate slower than the rate of revenue growth and a shift in customer mix toward customers who purchase the Company's products at higher prices. The slight increase in gross margin from fiscal 1996 to fiscal 1997 was the result of lower product costs and a further shift in customer mix toward customers who purchase the Company's products at higher prices, which were partially offset by an increase in discounts and the sale of fewer modules per platform. *The Company expects its gross margins for fiscal 1998 to decline somewhat from the 65% realized in fiscal 1997 due primarily to changes in product mix. *However, achievement of the Company's expectations is subject to a number of uncertainties, including customer mix, the mix and volume of products sold and the Company's ability to realize expected revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES

                       Fiscal 1995  % Change  Fiscal 1996  % Change Fiscal 1997
                       -----------  --------  -----------  -------- -----------
Research and
 development
 expenses              $4,537,000     65%      $7,468,000     41%  $10,519,000
As a percentage of
 revenues                      15%                     10%                  13%

    Research and development expenses consist of personnel costs, contract development fees, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $2,931,000, or 65%, from fiscal 1995 to fiscal 1996 and $3,051,000, or 41%, from fiscal 1996 to fiscal 1997. The increase from fiscal 1995 to fiscal 1996 was primarily due to additional personnel for the purpose of expanding the Company's product line and, to a lesser extent, increased occupancy, testing and supply expenses. The increase from fiscal 1996 to fiscal 1997 was primarily due to additional personnel for the purpose of expanding the Company's product line and, to a lesser extent, increased consulting and supply expenses. In fiscal 1997 the Company's development activities focused on adding features to the IMACS, developing extensions to the IMACS as a part of joint development projects with its strategic distribution partners and developing the new products announced in June 1997. See "-Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology." Research and development expenses decreased as a percentage of the Company's revenues from 15% in fiscal 1995 to 10% in fiscal 1996 and increased as a percentage of the Company's revenues to 13% in fiscal 1997. The decrease from fiscal 1995 to fiscal 1996 was the result of the rapid growth in the Company's revenues between these same fiscal years, whereas the increase from fiscal 1996 to fiscal 1997 was the result of the slower rate of growth in the Company's revenues between fiscal 1996 and fiscal 1997. *The Company anticipates that these expenses, as a percentage of revenues, will increase in fiscal 1998 as compared to fiscal 1997. *However, the expected increase in research and development expenses as a percentage of revenues is subject to, among other things, the Company's level of revenues.

OTHER OPERATING EXPENSES

    In the quarter ended March 31, 1997, the Company executed a technology license agreement with Positron. The Company licensed certain SONET and SDH based technologies for use in its future products, including the Q-155 XTRA, which was announced in June 1997. *First shipments of the Q-155 XTRA are projected in the quarter ending September 30, 1998.

    The licensed technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products. The licensed technology also includes the right to use and manufacture Positron proprietary application-specific integrated circuits (ASICs), and training and integration assistance on all design materials. *The delivery of the technology began in January 1997 and will continue in phased releases through October 1997.

    The Company will pay Positron $4 million of license fees over three years. Positron will also be paid a royalty on the Company's products utilizing the licensed technology up to a maximum of $4 million. Thus, total payments to Positron will be between $4 million and $8 million. The Company expensed the $4 million of license fees in the quarter ended March 31, 1997. Payments of license fees to Positron in fiscal 1997 totaled $2.0 million. If the Company is unsuccessful in developing the product, this technology has no alternative use. See "-Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                       Fiscal 1995  % Change  Fiscal 1996  % Change Fiscal 1997
                       -----------  --------  -----------  -------- -----------
Selling, general and
 administrative
 expenses              $8,513,000      81%    $15,449,000     38%  $21,364,000
As a percentage of
  revenues                     28%                     21%                  27%

    Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses.
General and administrative expenses consist primarily of compensation expenses for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses increased $6,936,000, or 81%, from fiscal 1995 to fiscal 1996 and $5,915,000, or 38%, from fiscal 1996 to fiscal 1997. The increases during the comparison periods were primarily the result of increased staffing, primarily for sales, and associated expenses, such as payroll taxes and sales commissions and to a lesser extent increased occupancy and travel expenses. Selling, general and administrative expenses decreased as a percentage of the Company's revenues from 28% in fiscal 1995 to 21% in fiscal 1996 but increased to 27% in fiscal 1997. The decline as a percentage of the Company's revenues from fiscal 1995 to fiscal 1996 was due primarily to the rapid growth in revenues as well as the fact that the Company sells only a small percentage of its products directly and, therefore, selling expenses did not increase commensurately with revenues.

The increase as a percentage of the Company's revenues from fiscal 1996 to fiscal 1997 was due to a decline in the rate of the Company's revenue growth. *The Company anticipates that these expenses as a percentage of revenues in fiscal 1998 will increase slightly as compared to fiscal 1997. *However, the expected increase in selling, general and administrative expenses as a percentage of revenues is subject to, among other things, the Company's level of revenues.

INTEREST AND OTHER INCOME, NET

                       Fiscal 1995  % Change  Fiscal 1996  % Change Fiscal 1997
                       -----------  --------  -----------  -------- -----------
Interest and other
 income, net             505,000       249%    $1,899,000     39%   $2,641,000
As a percentage of
 revenues                      2%                       3%                   3%

    Interest and other income, net consists of interest income, interest expense and, to a much lesser extent, foreign currency gains and losses. The increase in interest and other income, net from fiscal 1995 to fiscal 1996 was due to increased interest income from higher cash balances resulting from the prior year's initial public offering and the positive cash flow from operating activities. The increase in interest and other income, net from fiscal 1996 to fiscal 1997 was due to increased interest income from higher cash balances resulting from the positive cash flow from operating activities.

PROVISION FOR INCOME TAXES

                       Fiscal 1995  % Change  Fiscal 1996  % Change Fiscal 1997
                       -----------  --------  -----------  -------- -----------
Provision for income
 taxes                 $1,322,000     633%    $9,688,000      (28%) $6,963,000
As a percentage of
  income
 before income taxes           25%                    37%                   39%

    The Company's provision for income taxes represents estimated federal and state income taxes. The effective income tax rate of 25% for fiscal 1995 was less than the combined federal and state statutory rate primarily as a result of a partial release of the valuation allowance on deferred tax assets. The Company's effective rate for fiscal 1996 was 37% which was also less than the combined federal and state statutory rate due to the release of the remaining valuation allowance on deferred tax assets. The Company's effective income tax rate for fiscal 1997 was 39% which was also less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio and anticipated utilization of research and development tax credits available in fiscal 1997. *The Company anticipates that its effective income tax rate will decrease to 37% in fiscal 1998 due to the extension of the federal research and development tax credit.

NET INCOME PER SHARE
                       Fiscal 1995  % Change  Fiscal 1996  % Change Fiscal 1997
                       -----------  --------  -----------  -------- -----------
Net income per share        $0.18     256%          $0.64    (36%)        $0.41
Shares used in
 computing net
 income per share      22,246,000      19%     26,424,000      1%    26,592,000

    In December 1995, the Company effected a 100% stock dividend. Net income per share and shares used in computing net income per share have been presented giving effect to this stock dividend for all periods presented. The increase in net income per share from fiscal 1995 to fiscal 1996 was due to the increase in net income, which resulted principally from the rapid growth in revenues, higher gross margins and operating expenses increasing at a slower rate than revenues, as discussed above. This increase in net income per share was slightly offset by a greater number of weighted average common shares and common share equivalents used to calculate net income per share. The decrease in net income per share in fiscal 1997 was due to the decrease in net income, which resulted principally from the slower rate of growth in revenues, operating expenses increasing at a higher rate than revenues and the impact of the Positron licensing agreement, as discussed above. The Company expensed the $4 million of license fees for the Positron agreement in fiscal 1997, which reduced net income per share in fiscal 1997 by $.09.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted by the Company in its fiscal quarter ending December 31, 1997. Under SFAS 128, primary earnings per share is replaced by basic earnings per share, for which the dilutive effect of stock options will be excluded, and fully diluted earnings per share is replaced by diluted earnings per share. See Note 1 of Notes to Financial Statements for the impact of SFAS 128 on earnings per share in fiscal 1996 and 1997.

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that items to be recorded in comprehensive income, which include unrealized gains/losses on marketable securities classified as available-for-sale and cumulative translation adjustments, be displayed with the same prominence as other financial statements. SFAS 130 is required to be adopted in the Company's financial statements for the year ending June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

                       Fiscal 1995  % Change  Fiscal 1996  % Change Fiscal 1997
                       -----------  --------  -----------  -------- -----------
Net cash provided by
operating activities    $4,001,000     53%     $6,115,000     51%   $ 9,233,000
Year end cash, cash
 equivalents and
 short-term
 investments           $42,963,000     42%    $60,861,000     20%   $73,224,000
Year end working
 capital               $45,520,000     64%    $74,853,000     21%   $90,263,000

    In fiscal 1997, net cash of $9.2 million was provided by operating activities primarily due to net income, a decrease in accounts receivable and an increase in accounts payable, which were partially offset by increases in inventories, deferred tax assets and prepaid expenses and other assets. The decrease in accounts receivable was due to both improved days-sales-outstanding at fiscal 1997 year end and lower revenues in the fourth quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996.

    The Company purchased $5.1 million of property and equipment in fiscal 1997 primarily for furniture and leasehold improvements for the additional facility leased in November, 1996. See Note 2 of Notes to Consolidated Financial Statements. Financing activities provided $8.2 million of cash in fiscal 1997. The primary sources of financing in fiscal 1997 were the tax benefits of disqualifying dispositions of exercised stock options and the issuance of Common Stock.

    At June 30, 1997, the Company's principal sources of liquidity included $73.2 million of cash, cash equivalents and short-term investments, and the Company had working capital of approximately $90.3 million. Except for the commitment to Positron discussed above under "-Other Operating Expenses", the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. See Note 5 of Notes to Consolidated Financial Statements. *The Company believes that available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least the next 18 months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    As referenced in the first paragraph of Item 1, this section consists primarily of forward-looking statements but does not include asterisks for improved readability.

    INDIRECT CHANNELS OF DISTRIBUTION.   Substantially all of the sales of
the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "-Relationship with Paradyne". These telecommunications equipment suppliers could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. "See -Competition". In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. Revenues derived from such projects are often difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. Such delays occurred in the quarter ended March 31, 1997, and may occur in the future. Such delays materially adversely affected the Company's business and operating results for the quarter ended March 31, 1997 and would have a similar impact if they occurred in the future. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports and delays in obtaining regulatory approvals for new tariffs. Revenues can also be affected by delays in initial shipments of new products and new software releases. In fiscal 1997, a delay of the development and release of a new feature resulted in a loss of a large, forecasted shipment. In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company.
These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

    LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time, including the four quarters of fiscal 1997, recognized a substantial portion of its revenues from sales booked and shipped in the last month of a quarter. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's agreements with its customers typically allow customers to cancel orders without penalty until a relatively short period of time before shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenue for a quarter or series of quarters.

    QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past including the quarter ended March 31, 1997) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. In the quarter ended March 31, 1997, the Company experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reduction, which resulted in a net loss. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

    RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of most of the Company's products by Paradyne to Lucent and AT&T (including its business units, divisions and majority-owned subsidiaries). The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities.

    At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In September 1995, AT&T announced its plan to separate into three publicly-held stand-alone businesses, one of which - Lucent - would focus on the communications equipment market. In June 1996 Lucent announced that it had concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In January 1997, Paradyne implemented an organizational change that moved all sales and support activities for products purchased from Premisys (the Paradyne AAC product line) from its sales and support organization to a group dedicated to marketing and servicing these products to Lucent and AT&T. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys expects that the higher capacity models of the 916x series may offer features that are similar to those of the Company's IMACS and Streamline products. See "-Competition" and "-Rapidly Evolving Technology").

    Although sales to Paradyne declined 5% from fiscal 1996 to fiscal 1997, shipments to Paradyne continued to represent a substantial portion of the Company's revenues in fiscal 1997. Paradyne is not subject to any minimum purchase requirements, and there can be no assurance that Paradyne will continue to place orders with the Company. Premisys expects that sales to Paradyne will decline again in fiscal 1998. Significant reductions in shipments to Paradyne would have a material adverse effect on the Company's business and operating results.

    COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. When Premisys begins shipping its new products announced in June 1997, it expects to face additional competition from both start-ups and existing telecommunications equipment manufacturers. The SlimLine and StreamLine products are likely to compete with those sold by channel bank and CSU/DSU vendors. See "-Relationship With Paradyne." The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

    RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include ATM and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. For example, the Company has recently licensed certain technology from Positron for inclusion in Q-155 XTRA products, which the Company announced in June 1997 and expects to begin shipping in the quarter ending September 30, 1998. However, there can be no assurance that the Company will be able to successfully integrate such technology into a new product within such time frame, or at all. In addition, in June 1997 the Company announced two new access products, StreamLine and SlimLine, to address applications that require less capacity and fewer features than the IMACS product line. These products are scheduled to begin shipping in the second quarter of fiscal 1998. However, as development is continuing with respect to these products, there can be no assurance that the Company will not experience delays in their introduction. Failure of the Company's newly announced products to be timely introduced and accepted by the market could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. Recently, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

    INDUSTRY STANDARDS AND REGULATORY MATTERS. The market for the Company's products is also characterized by the need to meet a significant number of voice and data communications regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories, Bell Communications Research ("Bellcore") and, internationally, various countries and international standards committees. Regulations can be changed by new legislation, as occurred with the enactment of the Telecommunications Reform Act of 1996; these changes can impact service offerings and competitiveness in the communications marketplace, and thus could have an affect on the timing and size of the industry's investment in access equipment. New standards are evolving as new technologies, such as ATM and xDSL, are deployed. As existing and new standards evolve, the Company will be required to modify its products or develop and support new versions of its products. It is also important that the Company's products are easily integrated with carriers' network management systems. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business and operating results. In addition, government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services.

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

    DEPENDENCE ON CERTAIN SUPPLIERS. Certain components used in the Company's products are currently available from only one supplier. In addition, the Company relies on contract manufacturers to produce its printed circuit board assemblies. Use of contract manufacturers can expose Premisys to supply interruptions due to production, quality or financial problems of its contractors. Shortages or delays in the delivery of the components used in the Company's products (which have occurred in the past) or extended delays in deliveries of printed circuit board assemblies could result in delays in the shipment of the Company's products and/or increase component costs. Failure of the Company to order sufficient quantities of any required component in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. Although the Company typically maintains some reserve inventory of components and printed circuit board assemblies, this inventory would not cover a significant delay in the delivery of such items.

    STOCK PRICE FLUCTUATIONS. All of the above factors are difficult for the Company to forecast, and these or other factors, such as changes in earnings estimates by securities analysts, can materially affect the Company's stock price for one quarter or a series of quarters. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many high technology companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Quarterly supplementary data is included as part of Item 6, "Selected Financial Data." The Company's consolidated financial statements required by this item are set forth below.


               PREMISYS COMMUNICATIONS, INC.
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE

Report of Independent Accountants                                      28

Consolidated Balance Sheet as of June 30, 1996 and 1997                29

Consolidated Statement of Operations for the years ended
 June 30, 1995, 1996 and 1997                                          30

Consolidated Statement of Stockholders' Equity (Deficit)
  for the years ended June 30, 1995, 1996 and 1997                     31

Consolidated Statement of Cash Flows for the years
  ended June 30, 1995, 1996 and 1997                                   32


Notes to Consolidated Financial Statements                             33

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Premisys Communications, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Premisys Communications, Inc. and its subsidiaries at June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    /s/ Price Waterhouse

 PRICE WATERHOUSE LLP
 San Jose, California
 July 24, 1997

                             PREMISYS COMMUNICATIONS, INC.
                              CONSOLIDATED BALANCE SHEET
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 ASSETS

                                                          JUNE 30,
                                                     -------------------
                                                      1996        1997
                                                     -------------------
Current assets:
  Cash and cash equivalents                         $22,058      $28,923
  Short-term investments                             38,803       44,301
  Accounts receivable, net                           16,267        7,658
  Inventories                                         4,221        8,775
  Deferred tax assets                                 2,915        7,207
  Prepaid expenses and other assets                     440        3,674
                                                   --------     --------
    Total current assets                             84,704      100,538


Property and equipment, net                           2,700        6,444
Other assets                                            118          119
                                                   --------     --------
                                                    $87,522     $107,101
                                                   --------     --------
                                                   --------     --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $3,250       $4,756
  Accrued liabilities                                 5,897        5,438
  Income taxes payable                                  580          ---
  Current portion of long-term debt                     124           81
                                                   --------     --------
    Total current liabilities                         9,851       10,275
                                                   --------     --------
Long-term debt                                           91            9
                                                   --------     --------
Commitments (Note 5)

Stockholders' equity:
  Preferred Stock, $0.01 par value, 2,000,000
    shares authorized; no shares issued
    or outstanding                                      ---          ---
  Common stock, $0.01 par value, 100,000,000
    shares authorized; 24,398,519 and
    25,190,751 shares issued and outstanding            244          252
  Additional paid-in capital                         66,656       74,994
  Retained earnings                                  10,680       21,571
                                                   --------     --------
    Total stockholders' equity                       77,580       96,817
                                                   --------     --------
                                                    $87,522     $107,101
                                                   --------     --------
                                                   --------     --------






                         The accompanying notes are an integral part
                              of these financial statements.

                         PREMISYS COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEAR ENDED JUNE 30,
                                        --------------------------------
                                          1995         1996        1997
                                        --------     -------     -------
Revenues                                $30,888     $73,912      $78,358
Cost of revenues                         13,054      26,418       27,262
                                       --------     -------      -------
Gross profit                             17,834      47,494       51,096
                                       --------     -------      -------
Operating expenses:
  Research and development                4,537       7,468       10,519
  Selling, general and administrative     8,513      15,449       21,364
  Other operating expenses                  ---         ---        4,000
                                       --------     -------      -------
    Total operating expenses             13,050      22,917       35,883
                                       --------     -------      -------

Income from operations                    4,784      24,577       15,213
Interest and other income                   553       1,930        2,653
Interest expense                            (48)        (31)         (12)
                                       --------     -------      -------
Income before income taxes                5,289      26,476       17,854
Provision for income taxes                1,322       9,688        6,963
                                       --------     -------      -------
Net income                              $ 3,967     $16,788      $10,891
                                       --------     -------      -------
                                       --------     -------      -------
Net income per share                    $  0.18     $  0.64      $  0.41
                                       --------     -------      -------
                                       --------     -------      -------
Shares used in computing net
  income per share                       22,246      26,424       26,592
                                       --------     -------      -------
                                       --------     -------      -------






                         The accompanying notes are an integral part
                              of these financial statements.

                                    PREMISYS COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                Notes
                                           Common Stock         Additional   Receivable     Retained
                                      -----------------------     Paid-In        From        Earnings
                                        Shares        Amount      Capital   Stockholders    (Deficit)
                                      ----------      -------   ----------  ------------   ----------
Balance, June 30, 1994                  962,810       $  10     $    191      $ (159)      $ (8,680)

Issuance of Common Stock              2,300,000          23       33,134
Accrual of dividends on Preferred
    Stock                                                                                    (1,276)
Repayment of notes receivable from
   stockholders                                                                   21
Exercise of options                     258,517           2           90
Exercise of warrants                    110,190           1          190
Conversion of Mandatorily
  Redeemable Convertible Preferred
   Stock into Common Stock            8,084,008          81       19,412
Net income for fiscal 1995                                                                    3,967

-----------------------------------  -----------      ------     -------      -------      --------
Balance, June 30, 1995               11,715,525         117       53,017        (138)        (5,989)

Stock dividend                       11,715,525         119                                    (119)
Shares issued under Employee
  Stock Purchase Plan                    51,126         ---          677
Exercise of options                     916,343           8        1,578
Repayment of notes receivable from
   stockholders                                                                  138
Tax benefit of exercised stock
  options                                                         11,384
Net income for fiscal 1996                                                                   16,788

-----------------------------------  -----------      ------     -------      -------      --------
Balance, June 30, 1996               24,398,519         244       66,656                     10,680

Shares issued under Employee Stock
  Purchase Plan                          46,143         ---        1,109
Exercise of options                     746,089           8        2,776
Tax benefit of exercised stock
  options                                                          4,453
Net income for fiscal 1997                                                                   10,891

-----------------------------------  -----------      ------     -------      -------      --------
Balance, June 30, 1997               25,190,751       $ 252      $74,994      $  ---       $ 21,571
                                     -----------      ------     -------      -------      --------
                                     -----------      ------     -------      -------      --------


                         The accompanying notes are an integral part
                              of these financial statements.

                                 PREMISYS COMMUNICATIONS, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (IN THOUSANDS)


                                                 YEAR ENDED JUNE 30,
                                        --------------------------------
                                          1995         1996        1997
                                        --------     -------     -------
Cash flows from operating activities:
  Net income                            $ 3,967    $ 16,788     $ 10,891
  Adjustments to reconcile net income
   to net cash provided by
   (used in) operating activities:
    Depreciation                            471         838        1,347
    Deferred tax assets                  (1,084)     (1,831)      (4,292)
    Changes in assets and liabilities:
      Accounts receivable                (1,049)    (12,725)       8,609
      Inventories                          (880)     (1,107)      (4,554)
      Prepaid expenses and other assets    (217)       (171)      (3,235)
      Accounts payable                     (135)      1,946        1,506
      Accrued liabilities                 1,557       3,242         (459)
      Income taxes payable                1,371        (865)        (580)
                                      ---------    --------     --------
Net cash provided by operating
  activities                              4,001       6,115        9,233
                                      ---------    --------     --------
Cash flows from investing activities:
  Purchase of property and equipment       (789)     (2,007)      (5,091)
  Purchase of short-term investments    (30,690)     (8,113)      (5,498)
                                      ---------    --------     --------
Net cash used in investing activities   (31,479)    (10,120)     (10,589)
                                      ---------    --------     --------
Cash flows from financing activities:
  Proceeds from issuance of Common
    Stock, net                           33,440       2,264        3,893
  Tax benefit of exercised stock
    options                                 ---      11,384        4,453
  Repayment of notes receivable from
    stockholders                             21         138          ---
  Principal payments on long-term
    debt                                   (182)        (16)         ---
  Proceeds from capital lease
    financing                                17         109          ---
  Repayment of capital lease
    obligations                             (78)        (89)        (125)
                                      ---------    --------     --------
Net cash provided by financing
  activities                             33,218      13,790        8,221
                                      ---------    --------     --------
Net increase in cash                      5,740       9,785        6,865
Cash and cash equivalents at beginning
  of year                                 6,533      12,273       22,058
                                      ---------    --------     --------
Cash and cash equivalents at end
  of year                              $ 12,273    $ 22,058     $ 28,923
                                      ---------    --------     --------
                                      ---------    --------     --------
Supplemental disclosures:
  Cash paid for interest               $     50    $     31     $     12
  Cash paid for income taxes              1,035         975       10,644
  Accretion of dividends on
    Mandatorily Redeemable Convertible
  Preferred Stock                         1,276         ---          ---
  Conversion of Mandatorily
    Redeemable Convertible Preferred
  Stock into Common Stock                19,493         ---          ---
  Capitalization of retained earnings
    in connection with stock dividend       ---         119          ---


                         The accompanying notes are an integral part
                              of these financial statements.

                              PREMISYS COMMUNICATIONS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


THE COMPANY

  Premisys Communications, Inc. and its subsidiaries, Premisys Communications Pte Ltd ("Premisys Asia") and Premisys Communications Limited ("Premisys Europe") (together, the "Company"), design, manufacture and market integrated digital access products for telecommunications service providers. The Company's products assist domestic and international public carriers in building, expanding and managing their worldwide telecommunications networks for their business customers.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Premisys Communications, Inc. and its wholly-owned subsidiaries (Premisys Asia and Premisys Europe). All significant intercompany accounts and transactions have been eliminated.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  Cash and cash equivalents include cash, money market funds and certain municipal securities with a maturity of three months or less when purchased. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. All of the Company's short-term investments, consisting principally of fixed maturity securities, have been classified as available for sale. Under this classification the investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 1996 and 1997, such unrealized gains and losses were not significant.

INVENTORIES

  Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost, and depreciation is computed using the straight-line method over their estimated useful lives, which range from three years for computer equipment and purchased software to five years for machinery and equipment and furniture and fixtures. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives (all of which are currently five years) or the remaining lease term.

REVENUE RECOGNITION

  The Company typically recognizes revenue upon shipment of product to customers provided no significant obligations remain and collectibility is probable. Certain distributors have sales agreements allowing limited rights to return product without penalties. In such cases the Company recognizes revenue upon sales of product by the distributor to its customers.

SOFTWARE DEVELOPMENT COSTS

  Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility will be capitalized, if material. To date, all software development costs incurred subsequent to the establishment of technological feasibility have been immaterial, and therefore no software development costs have been capitalized.


WARRANTY EXPENSE

  Upon product shipment, the Company provides for the estimated cost that may be incurred under its various product warranties.

NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents outstanding during the periods presented, assuming the conversion of Mandatorily Redeemable Convertible Preferred Stock into common shares, which occurred upon completion of the Company's initial public offering, and the exercise of stock options and warrants (using the treasury stock method). Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, Convertible Preferred Stock (using the if-converted method) and common equivalent shares relating to the stock options and warrants (using the treasury stock method and the initial public offering price) issued from February 17, 1994 through the closing of the Company's initial public offering are included for all periods prior to the Company's initial public offering.

FOREIGN CURRENCY TRANSACTIONS

  The U.S. dollar is the functional currency of Premisys Asia and Premisys Europe. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in net income. To date, the resulting gains and losses have not been material.

FISCAL YEAR

  At the beginning of fiscal 1995, the Company adopted a 52/53 week accounting year that ends on the Friday closest to June 30. For purposes of financial statement presentation, each fiscal year is considered to have ended on June 30.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted by the Company in its fiscal quarter ending December 31, 1997. Under SFAS 128, primary earnings per share is replaced by basic earnings per share, for which the dilutive effect of stock options will be excluded, and fully diluted earnings per share is replaced by diluted earnings per share.

  If the Company had adopted SFAS 128 for the year ended June 30, 1997, the Company's earnings per share for the years ended June 30, 1995, 1996 and 1997 would have been as follows:

                                                Year Ended June 30,
                                           -----------------------------
                                           1995        1996         1997
                                           ----        ----         ----
    Basic                                 $0.19       $0.70        $0.44
    Diluted                               $0.18       $0.64        $0.41


  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that items to be recorded in comprehensive income, which include unrealized gains/losses on marketable securities classified as available-for-sale and cumulative translation adjustments, be displayed with the same prominence as other financial statement items. SFAS 130 is required to be adopted in the Company's financial statements for the year ending June 30, 1999.

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted in the Company's financial statements for the year ending June 30, 1999.

CERTAIN EQUITY TRANSACTIONS

  In December 1995, the Company effected a stock split in the form of a 100% stock dividend, providing shareholders of record one additional share of stock for each share held. All share and per share amounts included in the consolidated balance sheet, consolidated statement of operations and these notes have been adjusted to retroactively reflect this stock dividend.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                           JUNE 30,
                                                     --------------------
                                                      1996          1997
                                                     -------     --------

Cash and Cash Equivalents:
  Cash                                              $   123      $   174
  Money market funds                                 11,188       10,106
  Municipal securities                               10,747       18,643
                                                    -------      -------
                                                    $22,058      $28,923
                                                    -------      -------
                                                    -------      -------
Short-term investments, municipal
  securities                                        $38,803      $44,301
                                                    -------      -------
                                                    -------      -------
  As of June 30, 1996 and 1997, the estimated fair value of short-term investments approximated their cost.

Accounts Receivable:
  Trade accounts receivable                         $16,319      $ 7,659
  Less:  allowance for doubtful accounts                (52)          (1)
                                                    -------      -------
                                                    $16,267      $ 7,658
                                                    -------      -------
                                                    -------      -------
Inventories:
  Raw materials                                     $ 1,769      $ 2,010
  Work-in-process                                     1,311        1,390
  Finished goods                                      2,486        7,893
                                                    -------      -------

                                                      5,566       11,293
  Less:  Reserves                                    (1,345)      (2,518)
                                                    -------      -------
                                                    $ 4,221      $ 8,775
                                                    -------      -------
                                                    -------      -------
Property and Equipment:
  Machinery and equipment                           $ 2,198      $ 3,099
  Computers and purchased software                    1,709        2,707
  Furniture and fixtures                                525        1,638
  Leasehold improvements                                 97        2,176
                                                    -------      -------
                                                      4,529        9,620
  Less: Accumulated Depreciation                     (1,829)      (3,176)
                                                    -------      -------
                                                    $ 2,700      $ 6,444
                                                    -------      -------
                                                    -------      -------
Accrued Liabilities:
  Employee compensation                             $ 3,025      $ 1,868
  Warranty                                            1,703        2,424
  Other                                               1,169        1,146
                                                    -------      -------
                                                    $ 5,897      $ 5,438
                                                    -------      -------
                                                    -------      -------

NOTE 3 - INCOME TAXES

  The provision for income taxes consists of the following:


                                               YEAR ENDED JUNE 30,
                                        --------------------------------
                                           1995       1996        1997
                                        --------    --------    --------
    Current:                                     (IN THOUSANDS)
      Federal                          $  1,895    $  8,889     $  9,058
      State                                 511       2,494        2,138
      Foreign                               ---         136           59
                                        --------    --------    --------
                                          2,406      11,519       11,255

                                        --------    --------    --------
    Deferred:
      Federal                            (1,084)     (1,024)      (3,467)
      State                                 ---        (807)        (825)
                                         (1,084)     (1,831)      (4,292)
                                        --------    --------    --------
     Total                             $  1,322    $  9,688     $  6,963
                                        --------    --------    --------
                                        --------    --------    --------

  Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                           JUNE 30,
                                                   ---------------------
                                                       1996        1997
                                                   ---------   ---------
                                                       (IN THOUSANDS)

Net operating loss carry forwards                     $  14        $  13
Capitalized purchased technology                         53        1,067
Capitalized research and development
  expenses                                              112           54
Reserves and other                                    2,736        6,073
                                                   ---------   ---------
                                                   $  2,915    $   7,207
                                                   ---------   ---------
                                                   ---------   ---------

  A reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate is as follows:

                                                 YEAR ENDED JUNE 30,
                                          -------------------------------
                                           1995         1996        1997
                                          ------       -----        -----
Federal statutory rate                     35.0%       35.0%        35.0%
State taxes, net of federal benefit         6.1         6.1          6.1
Increase (decrease) in valuation
  allowance                               (20.5)       (2.7)         ---
Tax exempt interest income                  ---        (2.4)        (4.8)
Other                                       4.4         0.6          2.7
                                          ------       -----        -----
Effective  tax  rate                       25.0%       36.6%        39.0%
                                          ------       -----        -----
                                          ------       -----        -----



NOTE 4 - BENEFIT PLANS

STOCK OPTION PLANS

  In March 1992, the Company adopted a Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan provides for the granting of incentive stock options and nonqualified stock options to employees at prices not less than the fair market value and not less than 85% of the fair market value of the
Company's Common Stock, respectively, on the date of grant.   While
previously issued options remain outstanding under the 1992 Option Plan, the Company can no longer issue new options out of the 1992 Option Plan.

  On November 16, 1994, the Company's Board of Directors approved the 1994 Stock Option Plan (the "1994 Option Plan"). Under the terms of the 1994 Option Plan, 4,000,000 shares of the Company's Common Stock are reserved for issuance at exercise prices not less than the fair value of the stock at the date of grant. The incentive and nonqualified stock options have ten-year terms, and vest over a period determined by the Board of Directors, but not to exceed five years. Options granted to date vest over four years. The 1994 Option Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors.

  In February 1995, the Company's Board of Directors adopted, and the Company's stockholders approved, the 1995 Directors Stock Option Plan ("Directors Plan"), which provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company ("Eligible Directors"). The Directors Plan is administered by the Board of
Directors.   The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors Plan is 240,000. Pursuant to the terms of the Directors Plan, each Eligible Director who becomes a member of the Board and who has not otherwise received options in connection with his Board service will automatically be granted an option to purchase 24,000 shares of Common Stock on the date the Eligible Director first joins the board (the "Initial Grant"). In addition, Eligible Directors serving on the Board in April 1995 who had never received options for their services as a director received an Initial Grant. Each Eligible Director will automatically be granted an additional option for 6,000 shares of Common Stock (a "Succeeding Grant") on the anniversary date of the Initial Grant, or if such director was not eligible for an Initial Grant under the Directors Plan, on the anniversary date of his election to the Board of Directors. Each Initial Grant and each Succeeding Grant will vest as to 25% of the shares per year thereafter, so long as the non-employee director remains a member of the Board. Options granted under the Directors Plan expire ten years from the date of grant. The exercise price of options under the Directors Plan must be equal to the fair market value of the Common Stock on the date of grant. The Directors Plan will terminate in February 2005, unless sooner terminated by the Board.

  On March 19, 1997 the Compensation Committee of the Board of Directors approved offering employees the right to amend outstanding stock options granted under the Company's 1994 Stock Option Plan. The amended stock options would have an exercise price equal to the closing price of the Company's common stock on April 23, 1997 and a new vesting schedule beginning on the same date with a duration equal to that of the original option. Corporate officers were excluded from this option repricing offer. Employees elected to amend options for approximately 1,051,000 shares; the new exercise price was $8.1875 per share. In the summary table below, these options are included in shares granted and shares canceled in fiscal 1997.

  As of June 30, 1997, of the 4,107,911 shares subject to outstanding options, 850,847 shares of Common Stock were exercisable; and 853,219 shares were available for future grant under all of the Company's option plans.

A summary of transactions relating to all of the Company's option plans is as follows (all amounts have been adjusted for the Company's stock dividend):

                                        Options Outstanding
                                    ---------------------------
                                    Outstanding Weighted Average
                                       Shares    Exercise Price
                                    ----------- ----------------

    Balance at June 30, 1994          2,051,568       $0.38
    Options granted                   1,692,550       $4.31
    Options canceled                    (50,622)      $1.36
    Options exercised                  (517,034)      $0.18
                                     ----------      ------

    Balance at June 30, 1995          3,176,462       $2.49
    Options granted                     774,300      $32.31
    Options canceled                   (124,961)      $4.18
    Options exercised                  (916,343)      $1.70
                                     ----------      ------

    Balance at June 30, 1996          2,909,458      $10.61
    Options granted                   3,401,647      $16.35
    Options canceled                 (1,457,105)     $27.33
    Options exercised                  (746,089)      $3.80
                                     ----------      ------

    Balance at June 30, 1997          4,107,911      $10.67
                                     ----------      ------
                                     ----------      ------
The following table summarizes information concerning outstanding and exercisable options as of June 30, 1997:


                                      Options Outstanding                       Options Exercisable
                           --------------------------------------------     --------------------------
                                          Weighted Average    Weighted
                                             Remaining         Average                       Weighted
     Range of                   Number    Contractual       Life Exercise       Number        Average
  Exercise Prices            Outstanding    (in years)         Price         Exerciseable  Exercise Price
 ----------------            -----------  ---------------     --------        ------------  ---------------
$  0.10  -  $  0.16               72,620         5.5           $0.12           70,548          $0.12
$  0.40  -  $  1.00              268,129         6.7           $0.68          137,056          $0.70
$  1.50  -  $  3.50              391,187         7.1           $2.18          205,863          $2.11
$  4.00  -  $  8.88            2,651,913         9.0           $7.58          324,697          $6.02
$ 10.25  -  $ 13.75              107,500         9.9          $11.84              719         $11.63
$ 28.25  -  $ 51.00              616,562         9.2          $34.74          111,964         $32.07
                               ----------                                     -------
$  0.10  -  $ 51.00            4,107,911         8.7          $10.67          850,847          $7.16
                               ----------                                     -------
                               ----------                                     -------


STOCK PURCHASE PLAN

  In February 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the terms of the Stock Purchase Plan, all employees of the Company may contribute, through payroll deductions, up to 10% of their annual compensation toward the purchase of the Company's Common Stock. The Company has reserved 400,000 shares for issuance under the 1995 Stock Purchase Plan. The purchase price per share is 85% of the lesser of (a) the fair market value of the Common Stock on the first day of the offering period, as defined, or (b) the fair market value of the Common Stock on the last day of the offering period, as defined. The 1995 Stock Purchase Plan will terminate ten years after its adoption unless earlier terminated by the Board of Directors.

PRO FORMA NET INCOME AND EARNINGS PER SHARE

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for employee stock options.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options, including shares issued under the Stock Purchase Plan, (collectively the "options") granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 1996 and 1997 reported below have been estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

  Had stock-based compensation cost for the options been determined based on the fair value at the grant dates using the Black-Scholes model as prescribed by SFAS No. 123, the Company's results for the year ended June 30, 1996 and 1997 would have been as follows:

                                              Year Ended June 30,
                                     -----------------------------------
                                          1996                    1997
                                          ----                    ----
                                     (in thousands except per share data)
    Net income as reported              $16,788                  $10,891
    Pro forma net income                $14,642                   $2,371
    Earnings per share as reported        $0.64                    $0.41
    Pro forma earnings per share          $0.56                    $0.09

  The pro forma effect on net income and earnings per share for fiscal 1996 and fiscal 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                              Year Ended June 30,
                                     -----------------------------------
                                          1996                    1997
                                          ----                    ----
  Stock option plans:
     Expected dividend yield               0.0%                     0.0%
     Expected stock price volatility      65.0%                    65.0%
     Risk free interest rate               6.2%                     6.4%
     Expected life of options (years)      3.11                     3.09

  Stock purchase plan:
     Expected dividend yield               0.0%                     0.0%
     Expected stock price volatility      65.0%                    65.0%
     Risk free interest rate               5.8%                     5.4%
     Expected life of options (years)      0.39                     0.50


The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under stock option plans during fiscal 1996 and 1997 was $15.37 and $7.51 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during fiscal 1996 and 1997 was $5.45 and $7.46 per share, respectively.

401(k) PLAN

  During fiscal 1994, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 20% of their earnings, on a pre-tax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make contributions at the discretion of the Board of Directors. During fiscal 1995, the Company did not contribute to the 401(k) plan. In fiscal 1996, the Company amended its plan to match employee contributions up to $800 per contributor per plan year and to reduce the maximum contribution to 15% of earnings. The Company continued the $800 per contributor per plan year match and the 15% maximum contribution in fiscal 1997.

NOTE 5 - COMMITMENTS

     The Company's principal offices are located in two facilities, totaling 96,000 square feet, leased by the Company in Fremont, California. The leases on these facilities, which are classified as a non-cancelable operating lease, are scheduled to expire on October 31, 2004.

     In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases expire at various dates through 2001. Property and equipment at June 30, 1996 and 1997 include assets acquired under capitalized leases of $564,000 and $437,000, with related accumulated amortization of $309,000 and $342,000, respectively.
Future minimum payments under capitalized leases are not material.

     Future minimum lease payments under all noncancelable operating leases are as follows:

YEAR ENDING JUNE 30,
--------------------
                                                            (In thousands)
1998                                                         $         948
1999                                                                   952
2000                                                                 1,027
2001                                                                 1,058
Thereafter                                                           3,707
                                                             -------------

Total minimum payments                                       $       7,692
                                                             -------------
                                                             -------------

Rent expense under facility leases totaled $307,000, $372,000 and $941,000 during fiscal 1995, 1996 and 1997, respectively.

NOTE 6 - INTERNATIONAL OPERATIONS

     The following is a summary of the Company's operations:

                                         YEAR ENDED JUNE 30, (IN THOUSANDS)
                                        -----------------------------------
                                          1995         1996          1997
                                        ---------    ---------    ---------
Revenues from third party customers:
  United States                         $  29,326    $  65,342    $  72,679
  Asia                                      1,264        6,961        3,452
  Europe                                      298        1,609          355
  Latin America                               ---          ---        1,872
                                        ---------    ---------    ---------
                                        $  30,888    $  73,912    $  78,358
                                        ---------    ---------    ---------
                                        ---------    ---------    ---------

Income (loss) from operations:
  United States                         $   5,528    $  21,043       15,114
  Asia                                      (136)        3,917      (1,025)
  Europe                                    (608)        (383)      (1,706)
  Latin America                               ---          ---          780
                                        ---------    ---------    ---------
                                        $   4,784    $  24,577    $  15,213
                                        ---------    ---------    ---------
                                        ---------    ---------    ---------

                                                    JUNE 30, (IN THOUSANDS)
                                                    -----------------------
                                                        1996        1997
                                                     ---------    ---------
Identifiable assets:
  United States                                      $  25,989    $  32,992
  Asia                                                     575          874
  Europe                                                    97          100
  Latin America                                            ---          ---
                                                     ---------    ---------
                                                     $  26,661    $  33,877
                                                     ---------    ---------
                                                     ---------    ---------

     Identifiable assets are those assets that are associated with the operations in each geographic area. Identifiable assets do not include cash and short-term investments.

     The Company derived 5%, 11% and 7%, respectively, of its revenues from direct sales to international customers in fiscal 1995, 1996 and 1997.

NOTE 7 - CONCENTRATION OF SALES AND CREDIT RISK

     The following table summarizes the percentage of revenues accounted for by the Company's significant customers:

                                                 YEAR ENDED JUNE 30,
                                            ----------------------------
                                              1995      1996      1997
                                              ----      ----      ----
Paradyne                                       45%       33%       30%
Motorola                                        8%       15%       15%
ADC Telecommunications                         17%       16%       12%
DSC                                            12%        9%       10%


     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company's investment policy limits the amount of credit exposure to any one financial institution or commercial issuer. The Company has not experienced any material losses on its investments.

     The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable. The Company has not experienced any material write-offs of uncollectible accounts receivable.

NOTE 8 - SIGNIFICANT EVENTS

     On January 7, 1997, the Company announced the execution of a technology license agreement with Positron. The Company will license certain SONET and SDH based technology from Positron for use within its future products.

     The licensed technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products. The technology information is in the form of circuit pack schematics, Field Programmable Gate Array (FPGA) designs and documentation, shelf backplane and bus designs, and system software source code. The licensed technology also includes the right to use and manufacture Positron proprietary application-specific integrated circuits (ASICs), and training and integration assistance on all design materials. The delivery of the technology began in January, 1997 and will continue in phased released through October, 1997.

     The Company will pay Positron $4 million of license fees over the next three years. Positron will also be paid a royalty on the Company's products utilizing the licensed technology up to a maximum of $4 million. Thus, total payments to Positron will be between $4 million and $8 million. The Company expensed the $4 million of license fees in the quarter ended March 31, 1997, which reduced its earnings per share for such quarter by $0.09. Payments of license fees to Positron in fiscal 1997 totaled $2.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this Item is incorporated by reference from the section titled "Directors/Nominees" under "Proposal No. 1 - Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting and Compliance" from the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of stockholders to be held in December 1997 (the "Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference from the sections titled "Director Compensation" under "Proposal No. 1 - Election of Directors" and "Executive Compensation" and "Employment Agreements" from the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" from the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated by reference from "Certain Relationships and Related Transactions" from the Definitive Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements and schedules are filed as part of this report:

(1)  Financial Statements
     See index included in Part II, Item 8.

(2)  Financial Statement Schedules
     All schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

(a)(3) and (c). The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER                                            EXHIBIT TITLE

2.01 Premisys California Acquisition Agreement between Premisys Communications Holdings, Inc. and Premisys Communications Pte Ltd, dated as of March 12, 1992, and exhibits thereto.(1)
2.02 Exchange Agreement by and among Premisys Communications Holdings, Inc. and the shareholders, warrant holders and noteholders of Premisys Communications Pte Ltd, dated as of March 12, 1992, and material exhibits thereto.***(1)
2.03 Form of Agreement and Plan of Merger by and among the Registrant, Premisys Communications Holdings, Inc. and Premisys Communications, Inc.(1)
3.01 Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on April 12, 1995.(2)
3.04   Registrant's Bylaws, as amended.(1)
3.05 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Premisys Communications, Inc.(4)
4.01   Form of Specimen Certificate for Registrant's Common Stock.(1)
4.02 Investors' Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992, October 22, 1993, December 14, 1993, February 18, 1994 and May
       9, 1994 among Registrant and various investors.(1)
4.03 Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)

+10.01 Registrant's 1992 Stock Option Plan and related documents.(1)
+10.02 Registrant's 1994 Stock Option Plan and related documents.(10)
+10.03 Registrant's 1995 Directors Stock Option Plan and related documents.(1) +10.04 Registrant's 1995 Employee Stock Purchase Plan and related documents.(1) +10.06 Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus Auerbuch, dated as of March 12, 1992.**(1)
10.08 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09 Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and Registrant dated as of August 2, 1990.(1)
10.10 Agreement for Purchase and Sale of Assets by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of January 1, 1992, including Bill of Sale.(1)
10.11 Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of January 1, 1992.(1)
10.12 Agreement Regarding Payment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of September 30, 1992.(1)
10.13 Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of July 1, 1995.(6)
10.15 Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 4, 1992.(1)
10.16 Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated October 4, 1993, as amended to date.(1)
10.19 OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4, 1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20 Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21 Co-Development Agreement between Registrant and AT&T Paradyne Corporation, dated as of September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22 Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies Corporation, effective as of March 31, 1994.**(1)
10.23 Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24 Manufacturing Agreement by and between Registrant and Eltech Electronics Technology (M) SDN BHD (Malaysia) as of July 22, 1996.**(6)
10.26 Original Equipment Manufacturer (OEM) Volume Purchase Agreement between Registrant and Motorola, Inc. dated December 21, 1994.**(1)
+10.27 Employment Agreement by and between Premisys Communications Holdings,
       Inc. and Riley R. Willcox dated as of February 10, 1994.(1)
10.28 Amendment No. 4 to OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29 Registrant's Management Salary and Incentive Plan for the Fiscal Year
       Ended June 30, 1996.(3)
10.30 Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California.(4)***
10.31 Amendments Number 5 and 6 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of April 1, 1995. (5)**
+10.32 Registrant's Management Incentive Plan for the fiscal year ended June 30,
       1997.(6)
10.33 Amendment Number 7 and 8 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation, and Paradyne Corporation, dated as of December 2, 1996.**(9)
10.34 First Amendment to Lease Agreement by and between Premisys Communications, Inc. and Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at 48800 Milmont Drive, Fremont, California (formerly 48700 Milmont Drive, Fremont, California). (8)
10.35 Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated August 9, 1996. (7)

 10.36 Manufacturing Agreement by and between Premisys Communications, Inc. and CMC Mississippi, Inc. as of January 9, 1997.*
 10.37 Amendment Number 9 OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of May 13, 1997. *
+10.38 Employment Agreement by and between Premisys Communications Inc. and Nicholas Williams dated as of March 31, 1997
+10.39 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1998.
 10.40 License Agreement dated December 27, 1996 between Premisys Communications Inc. and Positron Fiber Systems Corporation. **(11)
 11.01  Statement regarding computation of net income per share.
 21.01  List of Registrant's subsidiaries.(1)
 23.01  Consent of Price Waterhouse LLP, Independent Accountants.
 24.01  Power of Attorney (See page 45 of this Form 10-K).
2 7.01  Financial Data Schedule.
___________

 (1)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form S-1 Registration Statement declared effective April 15, 1995 (File No. 33-89598).

 (2)   Incorporated by reference to Exhibit 3.01 to the Registrant's Form 10-Q
               (File No. 0-25684) for the quarter ended March 31, 1995 filed May 22, 1995.

 (3)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form S-1 Registration Statement filed August 1, 1995 (File No. 33-95266).

 (4)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 29, 1995 filed February 12, 1996.

 (5)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended March 29, 1996 filed May 3, 1996.

 (6)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-K (File No. 0-25684) for the fiscal year ended June 28, 1996 initially filed September 26, 1996.

 (7)   Incorporated by reference to the exhibit bearing the number 10.33 in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 27, 1996 filed November 10, 1996.

 (8)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 27, 1996 filed November 10, 1996.

 (9)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 27, 1996 filed February 9, 1997.

 (10)  Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8
               Registration Statement filed April 25, 1996 (File No. 333-4060).

 (11)  Incorporated by reference to the exhibit bearing the number 10.2 in the
               Registration Statement on Form F-1 (File No. 333-07144) of Positron Fiber Systems Corporation.


  +    Management contract or compensatory plan or arrangement.

  * Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

 ** Confidential treatment was received with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*** Certain exhibits to the exhibit will be furnished supplementally to the Securities and Exchange Commission upon its request.

(b)    Reports on Form 8-K.

 No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 25th day of September, 1997.

                                             PREMISYS COMMUNICATIONS, INC.

                                             By:  /s/Raymond C. Lin
                                                --------------------------------
                                                     Raymond C. Lin
                                                 CHIEF EXECUTIVE OFFICER

     Each person whose signature appears below constitutes and appoints Raymond
C. Lin and Riley R. Willcox, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

          NAME                          TITLE                    DATE
          ----                          -----                    ----
PRINCIPAL EXECUTIVE OFFICER:


     /s/Raymond C. Lin        Chief Executive Officer       September 25, 1997
----------------------------    and a Director
        Raymond C. Lin


PRINCIPAL FINANCIAL OFFICER:


     /s/Riley R. Willcox      Senior Vice President, Chief  September 25, 1997
----------------------------    Financial Officer and
        Riley R. Willcox        Secretary


PRINCIPAL ACCOUNTING OFFICER:


     /s/Robert W. Dilfer      Vice President and            September 25, 1997
----------------------------    Controller
        Robert W. Dilfer


ADDITIONAL DIRECTORS:


     /s/Boris J. Auerbuch     Director                      September 25, 1997
----------------------------
        Boris J. Auerbuch


     /s/Lip-Bu Tan            Director                      September 25, 1997
----------------------------
        Lip-Bu Tan

     /s/Gary J. Morgenthaler  Director                 September 25, 1997
----------------------------
        Gary J. Morgenthaler


     /s/Marino R. Polestra    Director                 September 25, 1997
----------------------------
        Marino R. Polestra


     /s/Edward A. Keible      Director                 September 25, 1997
----------------------------
        Edward A. Keible


     /s/Robert C. Hawk        Director                 September 25, 1997
----------------------------
        Robert C. Hawk

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    EXHIBITS
                                       TO
                                    FORM 10-K
                                      UNDER
                           THE SECURITIES ACT OF 1933

                                   -----------

                          PREMISYS COMMUNICATIONS, INC.

                                  EXHIBIT INDEX
EXHIBIT
NUMBER                             EXHIBIT TITLE

2.01 Premisys California Acquisition Agreement between Premisys Communications Holdings, Inc. and Premisys Communications Pte Ltd, dated as of March 12, 1992, and exhibits thereto.(1)
2.02 Exchange Agreement by and among Premisys Communications Holdings, Inc. and the shareholders, warrant holders and noteholders of Premisys Communications Pte Ltd, dated as of March 12, 1992, and material exhibits thereto.***(1)
2.03 Form of Agreement and Plan of Merger by and among the Registrant, Premisys Communications Holdings, Inc. and Premisys Communications, Inc.(1)
3.01 Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on April 12, 1995.(2)
3.04   Registrant's Bylaws, as amended.(1)
3.05 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Premisys Communications, Inc.(4)
4.01   Form of Specimen Certificate for Registrant's Common Stock.(1)
4.02 Investors' Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992, October 22, 1993, December 14, 1993, February 18, 1994 and May
       9, 1994 among Registrant and various investors.(1)
4.03 Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)
+10.01 Registrant's 1992 Stock Option Plan and related documents.(1)
+10.02 Registrant's 1994 Stock Option Plan and related documents.(10)
+10.03 Registrant's 1995 Directors Stock Option Plan and related documents.(1) +10.04 Registrant's 1995 Employee Stock Purchase Plan and related documents.(1) +10.06 Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus Auerbuch, dated as of March 12, 1992.**(1)
10.08 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09 Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and Registrant dated as of August 2, 1990.(1)
10.10 Agreement for Purchase and Sale of Assets by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of January 1, 1992, including Bill of Sale.(1)
10.11 Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of January 1, 1992.(1)
10.12 Agreement Regarding Payment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of September 30, 1992.(1)
10.13 Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of July 1, 1995.(6)
10.15 Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 4, 1992.(1)
10.16 Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated October 4, 1993, as amended to date.(1)
10.19 OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4, 1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20 Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21 Co-Development Agreement between Registrant and AT&T Paradyne Corporation, dated as of September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22 Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies Corporation, effective as of March 31, 1994.**(1)
10.23 Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24 Manufacturing Agreement by and between Registrant and Eltech Electronics Technology (M) SDN BHD (Malaysia) as of July 22, 1996.**(6)

10.26 Original Equipment Manufacturer (OEM) Volume Purchase Agreement between Registrant and Motorola, Inc. dated December 21, 1994.**(1)
+10.27 Employment Agreement by and between Premisys Communications Holdings,
       Inc. and Riley R. Willcox dated as of February 10, 1994.(1)
10.28 Amendment No. 4 to OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29 Registrant's Management Salary and Incentive Plan for the Fiscal Year
       Ended June 30, 1996.(3)
10.30 Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California. Exhibits A, C, D to this exhibit consist of blueprint drawings which have not been included herewith but will be furnished supplementally to the Securities and Exchange Commission upon request.(4)
10.31 Amendments Number 5 and 6 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of April 1, 1995. (5)**
+10.32 Registrant's Management Incentive Plan for the fiscal year ended June 30,
       1997. (6)
10.33 Amendment Number 7 and 8 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation, and Paradyne Corporation, dated as of December 2, 1996. ** (9)
10.34 First Amendment to Lease Agreement by and between Premisys Communications, Inc. and Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at 48800 Milmont Drive, Fremont, California (formerly 48700 Milmont Drive, Fremont, California). (8)
10.35 Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated August 9, 1996. (7)
10.36 Manufacturing Agreement by and between Premisys Communications, Inc. and CMC Mississippi, Inc. as of January 9, 1997.*
10.37 Amendment Number 9 OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of May 13, 1997. *
+10.38 Employment Agreement by and between Premisys Communications Inc. and
       Nicholas J. Williams dated as of March 31, 1997
+10.39 Registrant's Management Incentive Plan for the fiscal year ended June 30,
       1998.
10.40 License Agreement dated December 27, 1996 between Premisys Communications Inc. and Positron Fiber Systems Corporation. ** (11)
11.01  Statement regarding computation of net income per share.
21.01  List of Registrant's subsidiaries.(1)
23.01  Consent of Price Waterhouse LLP, Independent Accountants.
24.01  Power of Attorney (See page 45 of this form 10-K)
27.01  Financial Data Schedule.

 (1)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form S-1 Registration Statement declared effective April 15, 1995 (File No. 33-89598).

 (2)   Incorporated by reference to Exhibit 3.01 to the Registrant's Form 10-Q
               (File No. 0-25684) for the quarter ended March 31, 1995 filed May 22, 1995.

 (3)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form S-1 Registration Statement filed August 1, 1995 (File No. 33-95266).

 (4)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 29, 1995 filed February 12, 1996.

 (5)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended March 29, 1996 filed May 3, 1996.

 (6)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-K (File No. 0-25684) for the fiscal year ended June 28, 1996 initially filed September 26, 1996.

 (7)   Incorporated by reference to the exhibit bearing the number 10.33 in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 27, 1996 filed November 10, 1996.

 (8)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 27, 1996 filed November 10, 1996.

 (9)   Incorporated by reference to the exhibit bearing the same number in
               Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 27, 1996 filed February 9, 1997.

 (10)  Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8
               Registration Statement filed April 25, 1996 (File No. 333-4060).

 (11)  Incorporated by reference to the exhibit bearing the number 10.2 in the
               Registration Statement on Form F-1 (File No. 333-07144) of Positron Fiber Systems Corporation.

   +   Management contract or compensatory plan or arrangement.

   * Confidential treatment has been requested with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

  ** Confidential treatment was received with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

 *** Certain exhibits to the exhibit will be furnished supplementally to the Securities and Exchange Commission upon its request.