Form 10-Q
period 1997-09-26
PREMISYS COMMUNICATIONS INC
filed 1997-11-10
CIK 938733

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

For the quarterly period ended         September 26, 1997
                                 ------------------------------------------

                                          OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ---------------        ---------------------


Commission file number          0-25684
                            ----------------------------------------

                            PREMISYS COMMUNICATIONS, INC.
    -----------------------------------------------------------------------
                (Exact name of registrant as specified in its chapter)

             Delaware                                 94-3153847
  ---------------------------------      -----------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

                   48664 Milmont Drive, Fremont, California   94538
  --------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (510) 353-7600
   ------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    --------       ----------

The number of shares outstanding of the issuer's common stock, par value $0.01, as of October 24, 1997 was 25,439,656 shares.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PREMISYS COMMUNICATIONS, INC.

                                        INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.

          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheet -
                     June 30, 1997 and September 30, 1997                 3

                     Condensed Consolidated Statement of Operations
                     - Three Month Periods ended September 30, 1996
                     and 1997                                             4

                     Condensed Consolidated Statement of Cash
                     Flows - Three Month Periods ended September
                     30, 1996 and 1997                                    5

                     Notes to Condensed Consolidated Financial
                     Statements                                           6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        8

          Item 3.    Quantitative and Qualitative Disclosures About
                     Market Risk                                         17



PART II.  OTHER INFORMATION

          Item 5.   Other Information                                    18

          Item 6.   Exhibits and Reports on Form 8K                      18

          Signatures                                                     19

I.     FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            PREMISYS COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET - (UNAUDITED)
                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)




                                                             June 30,     September 30,
                                                             --------     -------------
                                                               1997            1997
                                                               ----            ----
                              ASSETS
Current assets:
 Cash and cash equivalents                                    $ 28,923       $ 29,293
 Short-term investments                                         44,301         54,502
 Accounts receivable, net                                        7,658          6,869
 Inventories                                                     8,775          8,043
 Deferred tax assets                                             7,207          7,207
 Prepaid expenses and other assets                               3,793          2,544
                                                              --------      ---------
     Total current assets                                      100,657        108,458
Property and equipment, net                                      6,444          6,564
                                                              --------      ---------
                                                              $107,101       $115,022
                                                              --------      ---------
                                                              --------      ---------



                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                             $  4,756      $   7,043
 Accrued liabilities                                             5,528          7,596
                                                              --------      ---------
     Total current liabilities                                  10,284         14,639
                                                              --------      ---------


Stockholders' equity:
  Preferred Stock, $0.01 par value, 2,000,000 shares
    authorized; no shares issued or outstanding                    ---            ---
  Common Stock, $0.01 par value, 100,000,000
     shares authorized;  25,190,751 and 25,369,671 shares
      issued and outstanding                                       252            254
  Additional paid-in capital                                    74,994         75,881
  Retained earnings                                             21,571         24,248
                                                              --------      ---------
     Total stockholders' equity                                 96,817        100,383
                                                              --------      ---------
                                                              $107,101       $115,022
                                                              --------      ---------
                                                              --------      ---------


See notes to condensed consolidated financial statements

                            PREMISYS COMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                           1996          1997
                                                                           ----          ----
 Revenues                                                              $ 24,294       $ 19,285
 Cost of revenues                                                         8,531          7,218
                                                                        -------        -------
 Gross profit                                                            15,763         12,067
                                                                         -------        -------

 Operating expenses:
    Research and development                                              2,328          3,024
    Selling, general and administrative                                   4,647          5,507
                                                                        -------        -------
        Total operating expenses                                          6,975          8,531
                                                                        -------        -------


 Income from operations                                                  8,788          3,536
 Interest and other income, net                                            594            713
                                                                       -------        -------

 Income before income taxes                                              9,382          4,249
 Provision for income taxes                                              3,659          1,572
                                                                       -------        -------

 Net income                                                            $ 5,723        $ 2,677
                                                                       -------        -------
                                                                       -------        -------

 Net income per share                                                  $  0.22        $  0.10
                                                                       -------        -------
                                                                       -------        -------
 Shares used in computing net income per share                          26,479         27,437
                                                                       -------        -------
                                                                       -------        -------


See notes to condensed consolidated financial statements

                            PREMISYS COMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - (UNAUDITED)
                                    (IN THOUSANDS)



                                                                Three Months Ended September 30,
                                                                --------------------------------

                                                                      1996               1997
                                                                      ----               ----
Cash flows from operating activities:
    Net income                                                     $ 5,723            $  2,677
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation                                             255                 467
              Changes in assets and liabilities:
                   Accounts receivable                                (130)                789
                   Inventories                                         (95)                732
                   Prepaid expenses and other assets                    55               1,249
                   Accounts payable                                  3,127               2,287
                   Accrued liabilities                              (1,473)              2,068
                   Income taxes payable                              3,448                 ---
                                                                   -------             -------
Net cash provided by operating activities                           10,910              10,269
                                                                   -------             -------
Cash flows from investing activities:
    Purchase of property and equipment                                (388)               (587)
    Purchase of short-term investments                              (9,540)            (10,201)
                                                                   -------             -------
Net cash used in investing activities                               (9,928)            (10,788)
                                                                   -------             -------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net                         798                 889
                                                                   -------             -------
Net cash provided by financing activities                              798                 889
                                                                   -------             -------
Net increase in cash                                                 1,780                 370
Cash and cash equivalents at beginning of period                    22,058              28,923
                                                                   -------             -------
Cash and cash equivalents at end of period                         $23,838             $29,293
                                                                   -------             -------
                                                                   -------             -------
Supplemental disclosures:
 Cash paid for income taxes                                        $   214             $     1
 Cash paid for interest                                                 30                   6


See notes to condensed consolidated financial statements

                            PREMISYS COMMUNICATIONS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of September 30, 1997, and the results of its operations and its cash flows for the three month periods ended September 30, 1996 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1996 and 1997 and for each of the three years in the period ended June 30, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

    The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1997 and September 30, 1996 and 1997 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 27, 1997, September 27, 1996 and September 26, 1997, respectively.

NOTE 2 - INVENTORIES (IN THOUSANDS)

                                               June 30,     September 30,
                                               --------     ------------
                                                1997             1997
                                                ----             ----
                                                            (unaudited)
                                                             ----------
Inventories
  Raw materials                               $  2,010       $  1,533
  Work-in-process                                1,390          2,365
  Finished goods                                 7,893          7,123
                                              ---------      ---------
                                                11,293         11,021
  Less: Reserves                                (2,518)        (2,978)
                                              ---------      ---------
                                             $   8,775      $   8,043
                                              ---------      ---------
                                              ---------      ---------

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is required to be adopted by the Company for its quarter ending December 31, 1997, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share (the dilutive effect of stock options will be excluded), and fully diluted earnings per share, currently reported, is replaced by diluted earnings per share.

    If the Company had adopted SFAS 128 for the quarter ended September 30, 1997, the Company's earnings per share comparisons would have been as follows:

                                             Three Months ended September 30,
                                             ---------------------------------
                                                  1996              1997
                                                  ----              ----
Basic earnings per share                          $.23              $.11
Diluted earnings per share                        $.22              $.10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC") and Paradyne Corporation ("Paradyne"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology recently licensed by the Company from Positron Fiber Systems Corporation ("Positron"); deregulation of, and legislation regarding the domestic and international telecommunications industry; timely release and market acceptance of the announced SlimLine and StreamLine products; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


REVENUES
                                         Three Months Ended September 30,
                            ----------------------------------------------------
                                 1996            % Change               1997
                                 ----            --------               ----
Revenues                     $24,294,000           (21%)            $19,285,000

     Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. A majority of the revenue decrease from the quarter ended September 30, 1996 to the comparable period in fiscal 1998 was attributable to a reduction in unit volumes of platforms and modules sold. This reduction in unit volumes in the first fiscal quarter of 1998 versus the first fiscal quarter of 1997 was primarily due to a reduction in shipments to Paradyne, DSC Communications Corporation and Motorola, Inc. which was partially offset by an increase in shipments to ADC. See "Other Factors That May Affect Future Operating Results - Relationship with Paradyne." However, revenues increased $3,814,000, or 25%, from $15,471,000 in the quarter ended June 30, 1997 to $19,285,000 in the quarter ended September 30, 1997. This increase in revenues in the first fiscal quarter of 1998 versus the fourth fiscal quarter of 1997 was due primarily to shipments of the Company's products to one Competitive Local Exchange Carrier ("CLEC") customer of ADC, one of the Company's strategic distribution partners. *The

Company expects that revenues will increase in the December 1997 quarter over those reported for the quarter ended September 30, 1997.

     The following table sets forth, for the periods indicated, the revenues generated from the Company's customers which exceeded 10% of total revenues in the quarter ended September 30, 1997, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.


                                                   Source of Revenues

                                                          Three Months Ended September 30,
                                     -------------------------------------------------------------------------------------
                                         1996                       %                       1997                      %
                                         ----                       --                      ----                      --
ADC                                   $  2,559,000                  11%                 $  7,008,000                  36%
Paradyne                                 7,174,000                  30%                    2,668,000                  14%
Other Domestic Customers                13,593,000                  55%                    8,212,000                  43%
International Customers                    968,000                   4%                    1,397,000                   7%
                                      ----------------------------------                 --------------------------------
Total Revenues                         $24,294,000                 100%                  $19,285,000                 100%
                                      ----------------------------------                 --------------------------------
                                      ----------------------------------                 --------------------------------


     The Company sells a substantial majority of its products to a limited number of customers which generally resell the Company's products to public carriers and end users. For the quarters ended September 30, 1996 and 1997, revenues from the Company's four (4) major strategic partners generated 70% and 63% of the Company's total revenues, respectively. These major strategic distribution partners generated 65% of the Company's revenues in the quarter ended June 30, 1997. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution", "-Limited Order Backlog" and "-Relationship with Paradyne."

    During the quarter ended September 30, 1997, direct international revenues accounted for 7% of the Company's revenues, compared to 4% for the same period in fiscal 1997. Certain of the Company's domestic customers also sell Premisys products into international markets. *The Company intends to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars and as a percentage of revenues. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, more volatile economic conditions, risks associated with foreign currency exchange rates, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.

GROSS PROFIT



                                                  Three Months Ended September 30,
                                      -----------------------------------------------------
                                           1996                 % Change           1997
                                           ----                 --------           -----
Gross Profit                           $15,763,000                (23%)        $12,067,000
As a percentage of revenues                 65%                                    63%



    Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit decreased from the three months ended September 30, 1996 to the comparable period in fiscal 1998 primarily as a result of lower unit shipment volumes. The gross margin decreased from the quarter ended September 30, 1996 to the quarter ended September 30, 1997, due primarily to the shift in customer mix toward customers having higher discounts. *The Company expects its gross margins for the remainder of fiscal 1998 to remain at the same level or decline slightly from the 63% reported in the quarter ended September 30, 1997. *However, achievement of the Company's expectations is subject to a number of risks, including customer mix, the mix of products sold and the Company's ability to realize expected revenue levels.

RESEARCH AND DEVELOPMENT EXPENSES


                                                Three Months Ended September 30,
                                        -------------------------------------------------
                                           1996              % Change              1997
                                           ----               --------           -----
Research and development expenses      $2,328,000                 30%          $3,024,000
As a percentage of revenues                10%                                     16%



    Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $696,000, or 30%, from the three months ended September 30, 1996 to the comparable period in fiscal 1998. This increase was primarily due to increased personnel for the purposes of expanding the Company's product line and to a lesser extent to increased expenses for outside services and materials used in product development. The increase in research and development expenses as a percentage of the Company's revenues was the combined result of increased spending and lower revenues in the quarter ended September 30, 1997 versus the comparison quarter for fiscal 1997. *The Company expects that these expenses will increase in absolute dollars versus the quarter ended September 30, 1997 during the remaining quarters of fiscal 1998. *However, the Company expects that the rate of growth of these expenses will be less than the rate of growth in revenues during the remaining quarters of fiscal 1998. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES



                                              Three Months Ended September 30,
                                       ---------------------------------------------------
                                         1996                 % Change            1997
                                         ----                 --------           -----
Selling, general and administrative
 expenses                              $4,647,000                 19%          $5,507,000
As a percentage of revenues                19%                                     29%



    Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses.
General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses increased $860,000, or 19%, from the three months ended September 30, 1996 to the comparable period in fiscal 1998. This increase was primarily a result of increased staffing and associated expenses, and, to a lesser extent, travel and customer support expenses. The increase in selling, general and administrative expenses as a percentage of the Company's revenues was the result of the increased spending combined with the revenue decline in the quarter ended September 30, 1997 versus the comparison quarter for fiscal 1997. *The Company expects that these expenses will increase in absolute dollars versus the quarter ended September 30, 1997 during the remaining quarters of fiscal 1998.
*However, the Company expects that the rate of growth of these expenses will be less than the rate of growth in revenues during the remaining quarters of fiscal 1998. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels.

INTEREST AND OTHER INCOME, NET


                                                  Three Months Ended September 30,
                                       -----------------------------------------------------
                                           1996                 % Change           1997
                                           ----                 --------           -----
Interest and other income, net           $594,000                 20%            $713,000
As a percentage of revenues                 2%                                      4%


    Interest and other income, net consists of interest income less interest expense, and, to a much lesser extent, foreign currency exchange rate gains and losses. The increase in interest and other income, net, for the three months ended September 30, 1997 as compared to the same period in fiscal 1997 was due to higher cash balances.

PROVISION FOR INCOME TAXES


                                                  Three Months Ended September 30,
                                       -----------------------------------------------------
                                           1996                 % Change            1997
                                           ----                 --------           -----
Provision for income taxes             $3,659,000                (57%)         $1,572,000
As a percentage of income before
 income taxes                              39%                                     37%


    The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective tax rate for the quarter ended September 30, 1997 was 37% which was less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio and the utilization of research and development tax credits available in fiscal 1998. The decrease in the Company's income tax rate from 39% in fiscal 1997 to 37% in fiscal 1998 is due to the extension of the federal research and development tax credit.



NET INCOME PER SHARE
                                                  Three Months Ended September 30,
                                       ---------------------------------------------------
                                           1996                 % Change           1997
                                           ----                 --------           -----
Net income                             $5,723,000                (53%)         $2,677,000
Net income per share                      $0.22                  (55%)            $.10
Shares used in calculating
 net income per share                  26,479,000                  4%          27,437,000



    Net income per share decreased from $0.22 in the quarter ended September 30, 1996 to $0.10 in the quarter ended September 30, 1997. This decrease was due primarily to a decrease of 53% in net income and, to a lesser extent, a 4% increase in shares used in calculating net income per share between the three-month periods ended September 30, 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES


                                                  Three Months Ended September 30,
                                       ----------------------------------------------------
                                           1996                 % Change           1997
                                           ----                 --------           -----
Net cash provided by operating
  activities                          $10,910,000                 (6%)        $10,269,000
Period-end cash, cash equivalents
 and short-term investments           $72,211,000                 16%         $83,795,000
Period-end working capital            $81,241,000                 15%         $93,819,000


     At September 30, 1997, the Company had approximately $83.8 million of cash, cash equivalents and short-term investments. Net cash totaling $10.3 million was provided by operating activities during the three months ended September 30, 1997, most significantly due to net income of $2.7 million, and increases in accounts payable and accrued liabilities, and decreases in prepaid expenses and other assets, aggregating $5.6 million.

     Cash used in investing activities during the three months ended September 30, 1997 consisted principally of purchases of short-term securities totaling $10.2 million. Cash flows from financing activities during the three months ended September 30, 1997 were provided by the issuance of stock under the Company's 1995 employee stock purchase plan and the exercise of employee stock options.

     As of September 30, 1997, the Company's working capital was approximately $93.8 million. Except for the commitment under the Positron Agreement, as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next twelve months.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements but does not include asterisks for improved readability.

     INDIRECT CHANNELS OF DISTRIBUTION.   Substantially all of the sales of the
Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "-Relationship with Paradyne". These telecommunications equipment suppliers could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "-Competition". In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. In the quarter ended September 30, 1997, shipments of the Company's products to one CLEC customer of ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for the quarter. Revenues derived from such projects are often difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. Such delays occurred in the quarter ended March 31, 1997, and materially adversely affected the Company's business and operating results for the quarter ended March 31, 1997. The projects that were delayed in the quarter ended March 31, 1997 for the most part have not recommenced, and the Company is not forecasting that they will do so. Such delays may occur in the future and would have a similar impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports and delays in obtaining regulatory approvals for new tariffs. Revenues can also be affected by delays in initial shipments of new products and new software
releases.   See "-Rapidly Evolving Technology".   In fiscal 1997, a delay of the
development and release of a new feature resulted in a loss of a large, forecasted shipment. In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

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

     QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages (see "-Dependendence on Certain Suppliers"), and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past including the quarter ended March 31, 1997) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. In the quarter ended March 31, 1997, the Company experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reduction, which resulted in a net loss. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

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

     RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T Corporation ("AT&T"), that involves the joint development, marketing and sale of most of the Company's products by Paradyne to Lucent Technologies ("Lucent") and AT&T (including its business units, divisions and majority-owned subsidiaries). The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities.

     At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which - Lucent - would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In January 1997, Paradyne implemented an organizational change that moved all sales and support activities for products purchased from Premisys (the Paradyne AAC product line) from its sales and support organization to a group dedicated to marketing and servicing these products to Lucent and AT&T. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys expects that the higher capacity models of Paradyne's 916x series may offer features that are similar to those of the Company's IMACS and Streamline products. See "-Competition" and "-Rapidly Evolving Technology".

     Although sales to Paradyne declined 63% from the quarter ended September 30, 1996 to the quarter ended September 30, 1997, shipments to Paradyne continued to represent a substantial portion (14%) of the Company's revenues in the quarter ended September 30, 1997. Paradyne is not subject to any minimum purchase requirements, and there can be no assurance that Paradyne will continue to place orders with the Company. Premisys expects that sales to Paradyne will decline again in fiscal 1998 as Paradyne focuses its resources on its own products. Significant reductions in shipments to Paradyne would have a material adverse effect on the Company's business and operating results.

     COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. When Premisys begins shipping its new products announced in June 1997, it expects to face additional competition from both start-ups and existing telecommunications equipment manufacturers. The SlimLine and StreamLine products are likely to compete with those sold by channel bank and CSU/DSU vendors as well as with new startups focusing on the access equipment market. See "-Relationship With Paradyne." The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

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

     INDUSTRY STANDARDS AND REGULATORY MATTERS. The market for the Company's products is also characterized by the need to meet a significant number of voice and data communications regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories, Bell Communications Research ("Bellcore") and, internationally, various countries and international standards committees. Regulations can be changed by new legislation, as occurred with the enactment of the Telecommunications Reform Act of 1996; these changes can impact service offerings and competitiveness in the communications marketplace, and thus could have an effect on the timing and size of the industry's investment in access equipment. New standards are evolving as new technologies, such as ATM and xDSL, are deployed. As existing and new standards evolve, the Company will be required to modify its products or develop and support new versions of its products. It is also important that the Company's products be easily integrated with carriers' network management systems. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business and operating results. In addition, government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services.

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


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

II.   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In October, 1997, Joseph L. Lias became the Company's Vice President, Marketing. He is responsible for product marketing, international marketing and corporate communications. Mr. Lias was the company's Vice President, Business Development from April 1996 until September 1997, and was the Company's Director of Product Line Management from March 1994 to April 1996.

In October, 1997, Robert A. Fyffe became the Company's Vice President, North America Sales. He is responsible for Premisys' sales activities in the U.S.A. and Canada. Mr. Fyffe was the Company's Vice President, U.S. Sales from July 1996 to September 1997, and was the Company's Area Vice President of Sales, Eastern Region from July 1993 to June 1996.

In October 1997, William J. Smith resigned as the Company's Senior Vice President, Sales and Marketing. He currently serves as a sales and marketing advisor to the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit No.    Description of Exhibit
     -----------    ----------------------
       10.41        Employment Status Change Agreement by and between Premisys
                    Communications, Inc. and William J. Smith dated as of
                    October 31, 1997
       11.01        Computation of Net Income per Share.
       27.01        Financial Data Schedule

B.   Reports on Form 8-K

      None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PREMISYS COMMUNICATIONS, INC.


   November 10, 1997                    /S/ Robert W. Dilfer
-------------------------------       ---------------------------------
         Date                               Robert W. Dilfer
                                        Vice President and Controller
                                (Duly Authorized Officer and Chief Accounting
                                                  Officer)

                                  INDEX TO EXHIBITS


Exhibit No.         Description of Exhibit
----------          -----------------------

10.41 Employment Status Change Agreement by and between Premisys Communications, Inc. and William J. Smith dated as of October 31, 1997
11.01               Computation of Net Income per Share
27.01               Financial Data Schedule

This page intentionally left blank awaiting Exhibit 10.41