Form 10-K/A
period 1997-06-27
PREMISYS COMMUNICATIONS INC
filed 1997-12-30
CIK 938733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                          __________________________
                                  FORM 10-K/A
                                AMENDMENT NO. 1

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 27, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to ______.

Commission file number:  0-25684

                         PREMISYS COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                             94-3153847
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

48664 MILMONT DRIVE, FREMONT CALIFORNIA                            94538
(Address of principal executive offices)                         (Zip code)

      Registrant's telephone number, including area code:  (510) 353-7600

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

     As of September 18, 1997, Registrant had outstanding 25,367,954 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement filed with the Securities and Exchange Commission relative to the Company's 1997 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

(a)(3) and (c). The following exhibits are filed herewith or incorporated by reference:


EXHIBIT                                  EXHIBIT TITLE
NUMBER
2.01         Premisys California Acquisition Agreement between Premisys Communications Holdings,
             Inc. and Premisys Communications Pte Ltd, dated as of March 12, 1992, and exhibits thereto. (1)
2.02         Exchange Agreement by and among Premisys Communications Holdings, Inc. and the shareholders, warrant holders and noteholders of Premisys Communications Pte Ltd, dated as of March 12, 1992, and material exhibits thereto.  ***(1)
2.03         Form of Agreement and Plan of Merger by and among the Registrant, Premisys Communications
             Holdings, Inc. and Premisys Communications, Inc.(1)
3.01         Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware
             Secretary of State on April 12, 1995.(2)
3.04         Registrant's Bylaws, as amended.(1)
3.05         Certificate of Amendment of Amended and Restated Certificate of Incorporation of
             Premisys Communications, Inc.(4)
4.01         Form of Specimen Certificate for Registrant's Common Stock.(1)
4.02         Investor's Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992,
             October 22, 1993, December 14, 1993, February 18, 1994 and May 9, 1994 among Registrant and various investors.(1)
4.03         Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)
+10.01       Registrant's 1992 Stock Option Plan and related documents.(1)
+10.02       Registrant's 1994 Stock Option Plan and related documents.(10)
+10.03       Registrant's 1995 Directors Stock Option Plan and related documents.(1)
+10.04       Registrant's 1995 Employee Stock Purchase Plan and related documents.(1)
+10.06       Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus
             Auerbuch, dated as of March 12, 1992.**(1)
10.08        Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09        Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and
             Registrant dated as of August 2, 1990.(1)
10.10        Agreement for Purchase and Sale of Assets by and between Premisys



             Communications, Inc., a California corporation, and Premisys Communications Pte
             Ltd, dated as of January 1, 1992, including Bill of Sale.(1)
10.11        Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of January 1, 1992.(1)
10.12        Agreement regarding payment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of September 30, 1992.(1)
10.13        Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications,
             Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of
             July 1, 1995.(6)
10.15        Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of
             December 4, 1992.(1)
10.16        Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne
             Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18        Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated
             October 4, 1993, as amended to date.(1)
10.19        OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications,
             Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4,
             1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20        Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys
             Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21        Co-Development Agreement between Registrant and AT&T Paradyne Corporation, dated as of
             September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22        Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies
             Corporation, effective as of March 31, 1994.**(1)
10.23        Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24        Manufacturing Agreement by and between Registrant and Eltech Electronics Technology (M)
             SDN BHD (Malaysia) as of July 22, 1996.**(6)
10.26        Original Equipment Manufacturer (OEM) Volume Purchase Agreement between Registrant and
             Motorola, Inc. dated December 21, 1994.**(1)
+10.27       Employment Agreement by and between Premisys Communications Holdings, Inc. and
             Riley R. Willcox dated as of February 10, 1994.(1)
10.28        Amendment No. 4 to OEM Agreement by and among Premisys Communications Holdings, Inc.,
             Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29       Registrant's Management Salary and Incentive Plan for the Fiscal Year Ended June 30, 1996.(3)
10.30        Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated
             October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California. ***(4)


10.31        Amendments Number 5 and 6 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of April 1, 1995.**(5)
+10.32       Registrant's Management Incentive Plan for the fiscal year ended June 30, 1997.(6)
10.33        Amendment Number 7 and 8 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation, and Paradyne Corporation, dated as of December 2, 1996.**(9)
10.34        First Amendment to Lease Agreement by and between Premisys Communications, Inc. and
             Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at
             48800 Milmont Drive, Fremont, California (formerly 48700 Milmont Drive, Fremont, California).(8)
10.35        Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and
             Aetna Life Insurance Company, dated August 9, 1996.(7)
10.36        Manufacturing Agreement by and between Premisys Communications, Inc., and CMC
             Mississippi, Inc. as of January 9, 1997.*(11)
10.37        Amendment Number 9 to OEM Agreement by and between Premisys Communications, Inc., a
             Delaware Corporation and AT&T Paradyne Corporation, dated as of May 13, 1997.*(11)
+10.38       Employment Agreement by and between Premisys Communications Inc. and Nicholas Williams dated as of March 31, 1997.(11)
+10.39       Registrant's Management Incentive Plan for the fiscal year ended June 30, 1998.(11)
10.40        License Agreement dated December 27, 1996 between Premisys Communications, Inc. and
             Positron Fiber Systems Corporation.*
11.01        Statement regarding computation of net income per share.(11)
21.01        List of Registrant's subsidiaries.(1)
23.01        Consent of Price Waterhouse LLP, Independent Accountants.(11)
24.01        Power of Attorney.(11)
27.01        Financial Data Schedule.(11)

_____________

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

(10) Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed April 25, 1996 (File No. 333-4060).

(11) Previously filed on September 25, 1997 with Registrant's Form 10-K for the year ended June 27, 1997.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 30th day of December, 1997.

                              PREMISYS COMMUNICATIONS, INC.

                              By:             *
                                 ------------------------------
                                        Raymond C. Lin
                                    CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


NAME                                          TITLE                         DATE
----                                          -----                         ----
PRINCIPAL EXECUTIVE OFFICER:

         *
------------------------------        Chief Executive Officer          December 30, 1997
Raymond C. Lin                        and a Director

PRINCIPAL FINANCIAL OFFICER:

         *
------------------------------        Senior Vice President, Chief     December 30, 1997
Riley R. Willcox                      Financial Officer and Secretary

PRINCIPAL ACCOUNTING OFFICER:

         *
------------------------------        Vice President and Controller    December 30, 1997
Robert W. Dilfer


ADDITIONAL DIRECTORS:

         *
------------------------------        Director                         December 30, 1997
Boris J. Auerbuch

         *
------------------------------        Director                         December 30, 1997
Lip-Bu Tan

         *
------------------------------        Director                         December 30, 1997
Gary J. Morgenthaler



         *
------------------------------        Director                         December 30, 1997
Marino R. Polestra

         *
------------------------------        Director                         December 30, 1997
Edward A. Keible

         *
------------------------------        Director                         December 30, 1997
Robert C. Hawk



*By:  /s/ Riley R. Willcox
    ------------------------------
    Riley R. Willcox
    Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBIT                                  EXHIBIT TITLE
NUMBER
2.01         Premisys California Acquisition Agreement between Premisys Communications Holdings,
             Inc. and Premisys Communications Pte Ltd, dated as of March 12, 1992, and exhibits thereto. (1)
2.02         Exchange Agreement by and among Premisys Communications Holdings, Inc. and the shareholders, warrant holders and noteholders of Premisys Communications Pte Ltd, dated as of March 12, 1992, and material exhibits thereto.  ***(1)
2.03         Form of Agreement and Plan of Merger by and among the Registrant, Premisys Communications
             Holdings, Inc. and Premisys Communications, Inc.(1)
3.01         Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware
             Secretary of State on April 12, 1995.(2)
3.04         Registrant's Bylaws, as amended.(1)
3.05         Certificate of Amendment of Amended and Restated Certificate of Incorporation of
             Premisys Communications, Inc.(4)
4.01         Form of Specimen Certificate for Registrant's Common Stock.(1)
4.02         Investor's Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992,
             October 22, 1993, December 14, 1993, February 18, 1994 and May 9, 1994 among Registrant and various investors.(1)
4.03         Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)
+10.01       Registrant's 1992 Stock Option Plan and related documents.(1)
+10.02       Registrant's 1994 Stock Option Plan and related documents.(10)
+10.03       Registrant's 1995 Directors Stock Option Plan and related documents.(1)
+10.04       Registrant's 1995 Employee Stock Purchase Plan and related documents.(1)
+10.06       Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus
             Auerbuch, dated as of March 12, 1992.**(1)
10.08        Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09        Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and
             Registrant dated as of August 2, 1990.(1)
10.10        Agreement for Purchase and Sale of Assets by and between Premisys
             Communications, Inc., a California corporation, and Premisys Communications Pte
             Ltd, dated as of January 1, 1992, including Bill of Sale.(1)
10.11        Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of January 1, 1992.(1)
10.12        Agreement regarding payment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of September 30, 1992.(1)
10.13        Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications,
             Inc., a California corporation, and Premisys Communications Pte Ltd, dated as of
             July 1, 1995.(6)


10.15        Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of
             December 4, 1992.(1)
10.16        Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne
             Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18        Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated
             October 4, 1993, as amended to date.(1)
10.19        OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications,
             Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4,
             1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20        Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys
             Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21        Co-Development Agreement between Registrant and AT&T Paradyne Corporation, dated as of
             September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22        Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies
             Corporation, effective as of March 31, 1994.**(1)
10.23        Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24        Manufacturing Agreement by and between Registrant and Eltech Electronics Technology (M)
             SDN BHD (Malaysia) as of July 22, 1996.**(6)
10.26        Original Equipment Manufacturer (OEM) Volume Purchase Agreement between Registrant and
             Motorola, Inc. dated December 21, 1994.**(1)
+10.27       Employment Agreement by and between Premisys Communications Holdings, Inc. and
             Riley R. Willcox dated as of February 10, 1994.(1)
10.28        Amendment No. 4 to OEM Agreement by and among Premisys Communications Holdings, Inc.,
             Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29       Registrant's Management Salary and Incentive Plan for the Fiscal Year Ended June 30, 1996.(3)
10.30        Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated
             October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California. ***(4)
10.31        Amendments Number 5 and 6 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of April 1, 1995.**(5)
+10.32       Registrant's Management Incentive Plan for the fiscal year ended June 30, 1997.(6)
10.33        Amendment Number 7 and 8 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation, and Paradyne Corporation, dated as of December 2, 1996.**(9)
10.34        First Amendment to Lease Agreement by and between Premisys Communications, Inc. and
             Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at
             48800 Milmont Drive, Fremont, California (formerly 48700 Milmont Drive, Fremont, California).(8)


10.35        Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and
             Aetna Life Insurance Company, dated August 9, 1996.(7)
10.36        Manufacturing Agreement by and between Premisys Communications, Inc., and CMC
             Mississippi, Inc. as of January 9, 1997.*(11)
10.37        Amendment Number 9 to OEM Agreement by and between Premisys Communications, Inc., a
             Delaware Corporation and AT&T Paradyne Corporation, dated as of May 13, 1997.*(11)
+10.38       Employment Agreement by and between Premisys Communications Inc. and Nicholas Williams dated as of March 31, 1997.(11)
+10.39       Registrant's Management Incentive Plan for the fiscal year ended June 30, 1998.(11)
10.40        License Agreement dated December 27, 1996 between Premisys Communications, Inc. and
             Positron Fiber Systems Corporation.*
11.01        Statement regarding computation of net income per share.(11)
21.01        List of Registrant's subsidiaries.(1)
23.01        Consent of Price Waterhouse LLP, Independent Accountants.(11)
24.01        Power of Attorney.(11)
27.01        Financial Data Schedule.(11)

_____________

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

(10) Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed April 25, 1996 (File No. 333-4060).

(11) Previously filed on September 25, 1997 with Registrant's Form 10-K for the year ended June 27, 1997.

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