Form 10-Q
period 1997-12-26
PREMISYS COMMUNICATIONS INC
filed 1998-02-02
CIK 938733

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 26, 1997
                                  ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


Commission file number         0-25684
                        --------------------------------------------------------

                          PREMISYS COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

           Delaware                                        94-3153847
----------------------------------     -----------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 48664 Milmont Drive, Fremont, California 94538
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (510) 353-7600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

The number of shares outstanding of the issuer's common stock, par value $0.01, as of January 23, 1998 was 25,609,950 shares.


================================================================================

                                        PREMISYS COMMUNICATIONS, INC.

                                                    INDEX
                                                 -----------

PART I.        Financial Information                                                              Page No.
               --------------------------                                                        -----------

               Item 1.     Financial Statements

                           Condensed Consolidated Balance Sheet - June 30, 1997 and December
                           31, 1997                                                                    3

                           Condensed Consolidated Statement of Operations - Three and Six Month
                           Periods ended December 31, 1996 and December 31, 1997                       4

                           Condensed Consolidated Statement of Cash Flows - Six Month Periods
                           ended December 31, 1996 and December 31, 1997                               5

                           Notes to Condensed Consolidated Financial Statements                        6

               Item 2.     Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                       8

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  18


PART II.       Other Information
               ----------------------

                Item 4.    Submission of Matter to a Vote of Security Holders                         19

                Item 5.    Other Information                                                          19

                Item 6.    Exhibits and Reports on Form 8-K                                           20

                Signatures                                                                            21

I.       FINANCIAL  INFORMATION

ITEM 1.  Financial Statements


                                                    Premisys Communications, Inc.
                                         Condensed Consolidated Balance Sheet - (unaudited)
                                           (in thousands except share and per share data)

                                                                                                           June 30,     December 31,
                                                                                                             1997           1997
                                                                                                           --------       --------
                                                               ASSETS
Current assets:
   Cash and cash equivalents                                                                               $ 28,923        $ 28,956
   Short-term investments                                                                                    44,301          65,247
   Accounts receivable, net                                                                                   7,658           5,307
   Inventories                                                                                                8,775           7,502
   Deferred tax assets                                                                                        7,207           7,207
   Prepaid expenses and other assets                                                                          3,793             759
                                                                                                           --------        --------
      Total current assets                                                                                  100,657         114,978
Property and equipment, net                                                                                   6,444           7,105
                                                                                                           --------        --------
                                                                                                           $107,101        $122,083
                                                                                                           ========        ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                        $  4,756        $  6,171
   Accrued liabilities                                                                                        5,528          10,275
   Income taxes payable                                                                                        --               627
                                                                                                           --------        --------
      Total current liabilities                                                                              10,284          17,073
                                                                                                           --------        --------


Stockholders' equity:
   Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued                             --              --
      or outstanding
   Common Stock, $0.01 par value, 100,000,000 shares authorized;  25,190,751 and
      25,535,948 shares issued and outstanding                                                                  252             255
   Additional paid-in capital                                                                                74,994          76,495
   Retained earnings                                                                                         21,571          28,260
                                                                                                           --------        --------
      Total stockholders' equity                                                                             96,817         105,010
                                                                                                           --------        --------
                                                                                                           $107,101        $122,083
                                                                                                           ========        ========

See notes to condensed consolidated financial statements

                                                    Premisys Communications, Inc.
                                    Condensed Consolidated Statement of Operations - (unaudited)
                                                (in thousands, except per share data)

                                                                             Three Months Ended                Six Months Ended
                                                                                December 31,                      December 31,
                                                                          ------------------------          ------------------------
                                                                           1996             1997             1996             1997
                                                                          -------          -------          -------          -------
Revenues                                                                  $26,356          $24,616          $50,650          $43,901
Cost of revenues                                                            8,768            8,278           17,299           15,496
                                                                          -------          -------          -------          -------
Gross profit                                                               17,588           16,338           33,351           28,405
                                                                          -------          -------          -------          -------
Operating expenses:
   Research and development                                                 2,510            4,184            4,838            7,208
   Selling, general and administrative                                      5,743            6,656           10,390           12,163
                                                                          -------          -------          -------          -------
      Total operating expenses                                              8,253           10,840           15,228           19,371
                                                                          -------          -------          -------          -------
Income from operations                                                      9,335            5,498           18,123            9,034
Interest and other income, net                                                661              870            1,255            1,583
                                                                          -------          -------          -------          -------
Income before income taxes                                                  9,996            6,368           19,378           10,617
Provision for income taxes                                                  3,898            2,356            7,557            3,928
                                                                          -------          -------          -------          -------
Net income                                                                $ 6,098          $ 4,012          $11,821          $ 6,689
                                                                          =======          =======          =======          =======
Net income per share:
   Basic                                                                  $  0.25          $  0.16          $  0.48          $  0.26
                                                                          =======          =======          =======          =======
   Diluted                                                                $  0.23          $  0.15          $  0.44          $  0.24
                                                                          =======          =======          =======          =======

Shares used in computing net income per share:
   Basic                                                                   24,550           25,462           24,491           25,385
                                                                          =======          =======          =======          =======
   Diluted                                                                 26,721           27,579           26,600           27,508
                                                                          =======          =======          =======          =======


See notes to condensed consolidated financial statements

                                                    Premisys Communications, Inc.
                                    Condensed Consolidated Statement Of Cash Flows - (unaudited)
                                                           (in thousands)

                                                                                                       Six Months Ended December 31,
                                                                                                       ----------------------------
                                                                                                           1996              1997
                                                                                                         --------          --------
Cash flows from operating activities:
   Net income                                                                                            $ 11,821          $  6,689
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
    operating activities:
      Depreciation                                                                                            564               992
      Changes in assets and liabilities:
        Accounts receivable                                                                                (5,651)            2,351
        Inventories                                                                                        (1,134)            1,273
        Prepaid expenses and other assets                                                                    (556)            3,034
        Accounts payable                                                                                    3,043             1,415
        Accrued liabilities                                                                                   292             4,791
        Income taxes payable                                                                                 (580)              627
                                                                                                         --------          --------
Net cash provided by operating activities                                                                   7,799            21,172
                                                                                                         --------          --------

Cash flows from investing activities:
   Purchase of property and equipment                                                                      (3,761)           (1,653)
   Purchase of short-term investments                                                                     (16,365)          (20,946)
                                                                                                         --------          --------
Net cash used in investing activities                                                                     (20,126)          (22,599)
                                                                                                         --------          --------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net                                                              2,555             1,504
   Repayment of capital lease obligations                                                                     (72)              (44)
                                                                                                         --------          --------
Net cash provided by financing activities                                                                   2,483             1,460
                                                                                                         --------          --------
Net increase (decrease) in cash                                                                            (9,844)               33
Cash and cash equivalents at beginning of period                                                           22,058            28,923
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $ 12,214          $ 28,956
                                                                                                         ========          ========
Supplemental disclosures:
  Cash paid for income taxes                                                                             $  8,421          $      1


See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of December 31, 1997, the results of its operations for the three and six month periods ended December 31, 1996 and 1997, and its cash flows for the six month periods ended December 31, 1996 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1996 and 1997 and for each of the three years in the period ended June 30, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

     The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1997 and December 31, 1996 and 1997 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 27, 1997, December 27, 1996 and December 26, 1997.


NOTE 2 - Inventories (in thousands)
                                                   June 30,         December 31,
                                                     1997                1997
                                                   --------            --------
                                                                     (unaudited)
Inventories
   Raw materials                                   $  2,010            $  1,159
   Work-in-process                                    1,390               2,471
   Finished goods                                     7,893               7,150
                                                   --------            --------
                                                     11,293              10,780
   Less: Reserves                                    (2,518)             (3,278)
                                                   --------            --------
                                                   $  8,775            $  7,502
                                                   ========            ========


NOTE 3 - Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the second quarter of fiscal 1998. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased under the treasury stock method from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

     Following is a presentation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                         December 31, 1996                             December 31, 1997
                                             ----------------------------------------    ------------------------------------------
    Three Month Period                        Net Income       Shares         Per Share  Net Income         Shares         Per Share
          Ended                              (Numerator)    (Denominator)      Amount    (Numerator)     (Denominator)       Amount
          -----                              -----------    -------------      ------    -----------     -------------       ------
                                                                     (in thousands except per share data)
Basic EPS
Net income available to common stockholders   $ 6,098          24,550         $   0.25      $ 4,012          25,462         $   0.16

Effect of Dilutive Securities
Common stock equivalents                         --             2,171                          --             2,117
                                              -------         -------                       -------         -------

Diluted EPS
Net income available to
common stockholders and
assumed conversions                           $ 6,098          26,721         $   0.23      $ 4,012          27,579         $   0.15
                                              =======         =======         ========      =======         =======         ========


                                                         December 31, 1996                             December 31, 1997
                                             ----------------------------------------    ------------------------------------------
      Six Month Period                        Net Income       Shares         Per Share  Net Income         Shares         Per Share
          Ended                              (Numerator)    (Denominator)      Amount    (Numerator)     (Denominator)       Amount
          -----                              -----------    -------------      ------    -----------     -------------       ------
                                                                     (in thousands except per share data)
Basic EPS
Net income available to common stockholders   $11,821          24,491         $   0.48      $ 6,689          25,385         $   0.26

Effect of Dilutive Securities
Common stock equivalents                         --             2,109                          --             2,123
                                              -------         -------                       -------         -------

Diluted EPS
Net income available to
common stockholders and
assumed conversions                           $11,821          26,600         $   0.44      $ 6,689          27,508         $   0.24
                                              =======         =======         ========      =======         =======         ========


Options to purchase 95,300, 615,161, 108,003 and 748,623 shares of Common stock were outstanding at the three month periods ended December 31, 1996 and 1997 and the six month periods ended December 31, 1996 and 1997, respectively, but were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the common shares in each period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Result
           of Operations

Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC") Motorola, Inc. ("Motorola") and Paradyne Corporation ("Paradyne"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology licensed by the Company from Positron Fiber Systems Corporation ("Positron"); deregulation of, and legislation regarding the domestic and international telecommunications industry; market acceptance of the SlimLine and StreamLine products; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Revenues
                                       Three Months Ended December 31,
                                ---------------------------------------------
                                1996                  % Change           1997
                                ----                  --------           ----
        Revenues             $26,356,000                 (7%)        $24,616,000

                                         Six Months Ended December 31,
                                ---------------------------------------------
                                1996                  % Change           1997
                                ----                  --------           ----
        Revenues             $50,650,000                (13%)        $43,901,000


     Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. A majority of the revenue decrease from the three and six month periods ended December 31, 1996 to the comparable periods in fiscal 1998 was attributable to a reduction in unit volumes of platforms and modules sold. The reduction in unit volumes in the quarter ended December 31, 1997 versus the same period in fiscal 1997 was primarily due to a reduction in shipments to Paradyne, partially offset by an increase in shipments to ADC and Motorola, Inc. The reduction in unit volumes in the six month period ended December 31, 1997 versus the same period in fiscal 1997 was primarily due to a reduction in shipments to Paradyne, DSC Communications Corporation and Motorola, Inc. which was partially offset by an increase in shipments to ADC, in particular one of its CLEC customers. See Other Factors That May Affect Future Operating Results - "Indirect Channels of Distribution." However, revenues increased $5,331,000, or 28%, from $19,285,000 in the quarter ended September 30, 1997 to $24,616,000 in the quarter ended December 31, 1997. This increase in revenues in the second quarter of fiscal 1998 versus the first quarter fiscal of 1998 was due to increased shipments of the Company's products to all of the Company's major strategic distribution partners. *The Company expects that revenues will increase in the March 1998 quarter over those reported for the quarter ended December 31, 1997, but at a much lower rate than the increase between the quarters ended September 30, 1997 and December 31, 1997. However, these expectations are subject to a number of uncertainties, in particular the level of demand from ADC and its customers.

     The following table sets forth, for the periods indicated, the revenues generated from the Company's customers which exceeded 10% of total revenues during the three and six month periods ended December 31, 1997, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.


                               Source of Revenues

                                        Three Months Ended December 31,
                           ----------------------------------------------------
                              1996            %            1997           %
                           -----------   ----------    -----------   ----------
ADC                        $ 3,001,000           11%   $ 8,447,000           34%
Paradyne                    11,317,000           43%     2,772,000           11%
Motorola, Inc.               2,397,000            9%     2,521,000           10%
Other Domestic Customers     7,490,000           28%     8,528,000           35%
International Customers      2,151,000            9%     2,348,000           10%
                           -----------   ----------    -----------   ----------
Total Revenues             $26,356,000          100%   $24,616,000          100%
                           ===========   ==========    ===========   ==========


                                         Six Months Ended December 31,
                           ----------------------------------------------------
                              1996            %            1997           %
                           -----------   ----------    -----------   ----------
ADC                        $ 5,559,000           11%   $15,455,000           35%
Paradyne                    18,491,000           37%     5,440,000           12%
Motorola, Inc.               5,612,000           11%     4,035,000            9%
Other Domestic Customers    17,829,000           35%    15,226,000           35%
International Customers      3,159,000            6%     3,745,000            9%
                           -----------   ----------    -----------   ----------
Total Revenues             $50,650,000          100%   $43,901,000          100%
                           ===========   ==========    ===========   ==========

     The Company sells a substantial majority of its products to a limited number of customers which generally resell the Company's products to public carriers and end users. For the three month periods ended December 31, 1996 and 1997, revenues from the Company's four major strategic partners represented 65% and 63% of the Company's total revenues, respectively. For the six month periods ended December 31, 1996 and 1997, revenues from the Company's four major strategic partners represented 68% and 63% of the Company's total revenues, respectively. These major strategic distribution partners generated 63% of the Company's revenues in the quarter ended September 30, 1997. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution", "-Limited Order Backlog" and "-Relationship with Paradyne."

     During the three and six month periods ended December 31, 1997, direct international revenues accounted for 10% and 9% of the Company's revenues, respectively, compared to 9% and 6%, respectively, for the same periods in fiscal 1997. Certain of the Company's domestic customers also sell Premisys products into international markets. *The Company intends to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars and as a percentage of revenues. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, more volatile economic conditions, risks associated with foreign currency exchange rates, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.



Gross Profit
                                          Three Months Ended December 31,
                                       -------------------------------------
                                       1996          % Change           1997
                                       ----          --------           ----
          Gross Profit              $17,588,000        (7%)          $16,338,000
    As a percentage of revenues         67%                              66%

                                            Six Months Ended December 31,
                                       -------------------------------------
                                       1996          % Change           1997
                                       ----          --------           ----
          Gross Profit              $33,351,000        (15%)         $28,405,000
    As a percentage of revenues         66%                              65%


     Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit decreased from the three and six month periods ended December 31, 1996 to the comparable periods in fiscal 1998 primarily as a result of lower unit shipment volumes. The gross margin decreased slightly from the three and six month periods ended December 31, 1996 to the comparable periods in fiscal 1998, as favorable shifts in customer and product mix were offset by increases in manufacturing costs. *The Company expects its gross margins for the remainder of fiscal 1998 to decline by two to four percentage points from the 66% reported in the quarter ended December 31, 1997 due primarily to changes in product mix. *However, achievement of the Company's expectations is subject to a number of risks, including customer mix, the mix of products sold and the Company's ability to realize expected revenue levels.

Research and Development Expenses
                                           Three Months Ended December 31,
                                         -------------------------------------
                                         1996          % Change           1997
                                         ----          --------           ----
    Research and development expenses $2,510,000          67%         $4,184,000
       As a percentage of revenues       10%                             17%


                                             Six Months Ended December 31,
                                         -------------------------------------
                                         1996          % Change           1997
                                         ----          --------           ----
    Research and development expenses $4,838,000          49%         $7,208,000
       As a percentage of revenues       10%                             16%


     Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $1,674,000, or 67%, from the three months ended December 31, 1996 to the comparable period in fiscal 1998 and by $2,370,000, or 49%, from the six month period ended December 31, 1996 to the comparable period in fiscal 1998. This increase was due to the combination of increased expenses for outside services and personnel for the purposes of expanding the Company's product line and for materials used in product development. The increase in research and development expenses as a percentage of the Company's revenues was the combined result of increased spending and lower revenues in the three and six month periods ended December 31, 1997 versus the comparable periods for fiscal 1997. *During the remaining quarters of fiscal 1998, the Company expects that these expenses will increase in absolute dollars as compared to the quarter ended December 31, 1997. *However, the Company expects that the sequential rate of growth of these expenses will be less than the rate of growth in revenues during the remaining quarters of fiscal 1998. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels.


Selling, General and Administrative Expenses

                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                      1996       % Change     1997
                                                      ----       --------     ----
     Selling, general and administrative expenses  $5,743,000      16%    $ 6,656,000
         As a percentage of revenues                  22%                    27%

                                                    Six Months Ended December 31,
                                                   -------------------------------
                                                      1996       % Change     1997
                                                      ----       --------     ----
     Selling, general and administrative expenses  $10,390,000     17%    $12,163,000
        As a percentage of revenues                    21%                   28%


     Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses increased $913,000, or 16%, from the three months ended December 31, 1996 to the comparable period in fiscal 1998 and by $1,773,000, or 17%, from the six month period ended December 31, 1996 to the comparable period in fiscal 1998. These increases were primarily the result of increased staffing and associated expenses, and, to a lesser extent, travel and customer support expenses. The increase in selling, general and administrative expenses as a percentage of the Company's revenues for the three and six month periods in fiscal 1998 as compared with the comparable periods in fiscal 1997 was the result of the increased spending combined with the revenue decline in the three and six month periods in fiscal 1998 versus the comparable periods for fiscal 1997. *The Company expects that these expenses will increase in absolute dollars during the remaining quarters of fiscal 1998 as compared to the quarter ended December 31, 1997. *However, the Company expects that the sequential rate of growth of these expenses will be less than the rate of growth in revenues during the remaining quarters of fiscal 1998. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels.

Interest and Other Income, net

                                               Three Months Ended December 31,
                                              --------------------------------
                                              1996          % Change      1997
                                              ----          --------      ----
     Interest and other income, net         $661,000            32%     $870,000
       As a percentage of revenues              3%                          4%


                                               Six Months Ended December 31,
                                              --------------------------------
                                              1996        % Change      1997
                                              ----        --------      ----
     Interest and other income, net      $ 1,255,000         26%     $ 1,583,000
        As a percentage of revenues            3%                          3%


     Interest and other income, net consists of interest income less interest expense, and, to a much lesser extent, foreign currency exchange rate gains and losses. The increase in interest and other income, net, for the three and six month periods ended December 31, 1997 as compared to the same period in fiscal 1997 was due to higher cash balances.

Provision for Income Taxes

                                                 Three Months Ended December 31,
                                                ----------------------------------
                                                1996        % Change          1997
                                                ----        --------          ----
           Provision for income taxes         $3,898,000      (40%)        $2,356,000
     As a percentage of income before taxes      39%                          37%


                                                   Six Months Ended December 31,
                                                ----------------------------------
                                                1996        % Change          1997
                                                ----        --------          ----
           Provision for income taxes         $7,557,000      (48%)        $3,928,000
     As a percentage of income before taxes      39%                          37%


     The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective tax rate for the three and six month periods ended December 31, 1997 was 37% which was less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio and the utilization of research and development tax credits available in fiscal 1998. The decrease in the Company's income tax rate from 39% in fiscal 1997 to 37% in fiscal 1998 is due to the extension of the federal research and development tax credit.

Net Income per Share

                                                                 Three Months Ended December 31,
                                                       -----------------------------------------------------
                                                            1996            % Change                 1997
                                                            ----            --------                 ----
                     Net income                         $ 6,098,000           (34%)              $ 4,012,000
           Net income per share (diluted)                    $ 0.23           (35%)                   $ 0.15
Shares used in computing diluted net income per share    26,721,000             3%                27,579,000

                                                                  Six Months Ended December 31,
                                                       -----------------------------------------------------
                                                            1996            % Change                 1997
                                                            ----            --------                 ----
                     Net income                         $11,821,000           (43%)              $ 6,689,000
           Net income per share (diluted)                    $ 0.44           (45%)                   $ 0.24
Shares used in computing diluted net income per share    26,600,000             3%                27,508,000


     Net income per share (diluted) decreased by $0.08, or 35%, in the quarter ended December 31, 1997 and by $0.20, or 45%, in the six month period ended December 31, 1997 as compared to the same periods in fiscal 1997. The decrease in both comparative periods was due primarily to a decrease in net income and, to a lesser extent, an increase in shares used in calculating net income per share between the three and six month periods ended December 31, 1996 and 1997.

Liquidity and Capital Resources

                                                          December 31,                      December 31,
                                                              1996            % Change          1997
                                                              ----            --------          ----
Net cash provided by operating activities                 $ 7,799,000           171%         $21,172,000
Period  end cash,  cash  equivalents  and
short-term investments                                    $67,477,000            40%         $94,203,000
Period end working capital                                $86,084,000            14%         $97,905,000


     At December 31, 1997, the Company had approximately $94.2 million of cash, cash equivalents and short-term investments. Net cash totaling $21.2 million was provided by operating activities during the six months ended December 31, 1997, due primarily to net income of $6.7 million and increases in accrued liabilities and accounts payable, and decreases in prepaid expenses and other assets, accounts receivable and inventories, aggregating $12.9 million.

     Cash used in investing activities during the six months ended December 31, 1997 consisted principally of purchases of short-term securities totaling $20.9 million. Cash flows from financing activities during the six months ended
December 31, 1997 consisted primarily of $1.5 million from the exercise of employee stock options and the issuance of stock under the Company's 1995 employee stock purchase plan, which was offset somewhat by payments on capital lease obligations.

     As of December 31, 1997, the Company's working capital was approximately $97.9 million. Except for the commitment under the Positron Agreement, as discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next twelve months.

Other Factors That May Affect Future Operating Results

     As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements but, for improved readability, does not include asterisks.

     INDIRECT CHANNELS OF DISTRIBUTION. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "-Relationship with Paradyne". These telecommunications equipment suppliers could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "-Competition". In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in the quarters ended September 30 and December 31, 1997, shipments of the Company's products to one CLEC customer of ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for each quarter. Revenues derived from particular carrier projects are often difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. Such delays occurred in the quarter ended March 31, 1997, and materially adversely affected the Company's business and operating results for the quarter ended March 31, 1997. The projects that were delayed in the quarter ended March 31, 1997 for the most part have not recommenced, and the Company is not forecasting that they will do so. Such delays may occur in the future and would have a similar impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports and delays in obtaining regulatory approvals for new tariffs. Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology". In fiscal 1997, a delay of the development and release of a new feature resulted in a loss of a large, forecasted shipment. In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

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

     QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages (see "-Dependence on Certain Suppliers"), and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past including the quarter ended March 31, 1997) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. In the quarter ended March 31, 1997, the Company experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reduction, which resulted in a net loss. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

     RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include ATM and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. For example, the Company has licensed certain technology from Positron for inclusion in the Company's Q-155 XTRA products, which were announced in June 1997 and are expected to begin shipping in the quarter ending September 30, 1998. However, there can be no assurance that the Company will be able to successfully integrate such technology into a new product within such time frame, or at all. In addition, failure to achieve market acceptance of the SlimLine and StreamLine products could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

     RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T Corporation ("AT&T"), that involves the joint development, marketing and sale of most of the Company's products by Paradyne. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities, as defined under the agreement.

     At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which Lucent - would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In January 1997, Paradyne implemented an organizational change that moved all sales and support activities for products purchased from Premisys (the Paradyne AAC product line) from its sales and support organization to a group dedicated to marketing and servicing these products to Lucent and AT&T. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys expects that the higher capacity models of Paradyne's 916x series may offer features that are similar to those of the Company's IMACS and Streamline products. See "-Competition" and "-Rapidly Evolving Technology".

     Although sales to Paradyne declined from the three and six month periods ended December 31, 1996 to the comparable periods ended December 31, 1997, shipments to Paradyne continued to represent a substantial portion (11% and 12%) of the Company's revenues in the three and six month periods ended December 31, 1997. Paradyne is not subject to any minimum purchase requirements, and there can be no assurance that Paradyne will continue to place orders with the Company. Premisys expects that sales to Paradyne will decline again in fiscal
1998 as Paradyne focuses its resources on its own products. Significant reductions in shipments to Paradyne would have a material adverse effect on the Company's business and operating results.

     COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. As Premisys begins shipping its new products announced in June 1997, it expects to face additional competition from both start-ups and existing telecommunications equipment manufacturers. The SlimLine and StreamLine products are likely to compete with those sold by channel bank and CSU/DSU vendors as well as with new startups focusing on the access equipment market. See "-Relationship With Paradyne." The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

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

     DEPENDENCE ON CERTAIN SUPPLIERS. Certain components used in the Company's products are currently available from only one supplier. In addition, the Company relies on contract manufacturers to produce its printed circuit board assemblies. Use of contract manufacturers can expose Premisys to supply interruptions due to production, quality or financial problems of its contractors. Shortages or delays in the delivery of the components used in the Company's products (which have occurred in the past) or extended delays in deliveries of printed circuit board assemblies could result in delays in the shipment of the Company's products and/or increase component costs. Failure of the Company to order sufficient quantities of any required component in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. Although the Company typically maintains some reserve inventory of components and printed circuit board assemblies, this inventory would not cover a significant delay in the delivery of such items. The Company also utilizes independent contractors for some new product developments. Delays in completing assigned development projects or design errors could cause delays in new product releases and poor market acceptance.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

II.      OTHER INFORMATION

ITEM 4.   Submission of Matter to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on December 10, 1997 (the "Annual Meeting"), the following individuals were elected to the Company's Board of Directors by the votes indicated:

                                                     FOR                WITHHELD
                                                     ---                --------
Boris J. Auerbuch                                 23,717,733            25,328
Robert C. Hawk                                    23,713,933            29,128
Edward A. Keible, Jr                              23,718,973            24,088
Raymond C. Lin                                    23,718,823            24,238
Gary J. Morgenthaler                              23,713,973            24,088
Marino R. Polestra                                23,713,073            29,988
Lip-Bu Tan                                        23,719,623            23,438

In addition, the Company's 1994 Stock Option Plan was amended to increase the number of shares of Common Stock reserved for issuance thereunder from 4,000,000 to 5,200,000. The following votes were cast in connection with such amendment:

                                                                   BROKER
FOR                      AGAINST               ABSTAIN            NON-VOTES
---                      -------               -------            ---------
16,607,286              6,939,246              23,934             172,595

Finally, the appointment of Price Waterhouse LLP as auditors for the fiscal year ended June 30, 1998 was ratified by the following vote:

                                                                   BROKER
FOR                      AGAINST               ABSTAIN            NON-VOTES
---                      -------               -------            ---------
23,675,123                 50,330              17,608                -0-


ITEM 5.  Other Information

In December, 1997, Joseph L. Lias resigned as the Company's Vice President, Marketing.

In January 1998, Peter Hauser became the Company's Vice President, International Sales. He is responsible for Premisys' sales activities in Europe, the Middle East, Africa, Central and South America and Asia. Mr. Hauser was formerly with General DataComm as the Company's Vice President, International Sales - Europe, Middle East and Africa.

ITEM   6.         Exhibits and Reports on Form 8-K

A.     Exhibits

      Exhibit No. Description of Exhibit
      ----------  ----------------------------

         10.42 Employment Agreement by and between Premisys Communications, Inc. and Peter Hauser dated as of January 5, 1998.

         27.01    Financial Data Schedule

B.     Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PREMISYS COMMUNICATIONS, INC.


         February 2, 1998                            /S/ Robert W. Dilfer
--------------------------------------         ---------------------------------
              Date                                       Robert W. Dilfer
                                                   Vice President and Controller
                                              (Duly Authorized Officer and Chief
                                                        Accounting Officer)

                                Index to Exhibits
                              --------------------


Exhibit No.    Description of Exhibit
-----------    ---------------------------

10.42          Employment Agreement by and between Premisys Communications, Inc.
               and Peter Hauser dated as of January 5, 1998.

27.01          Financial Data Schedule