Form 10-Q
period 1998-03-27
PREMISYS COMMUNICATIONS INC
filed 1998-05-01
CIK 938733

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1998
                                                 -------------------------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number              0-25684
                      ----------------------------------------------------------

                          PREMISYS COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its chapter)

           Delaware                                      94-3153847
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 48664 Milmont Drive, Fremont, California 94538
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes    X          No
   --------         --------

The number of shares outstanding of the issuer's common stock, par value $0.01, as of April 23, 1998 was 25,855,854 shares.

================================================================================


                                        PREMISYS COMMUNICATIONS, INC.

                                                  INDEX
                                                  -----
   PART I.     Financial Information                                                              Page No.
               ---------------------                                                              --------
               Item 1.     Financial Statements

                           Condensed Consolidated Balance Sheet - June 30, 1997 and March 31,
                           1998                                                                        3

                           Condensed Consolidated Statement of Operations - Three and Nine
                           Month Periods ended March 31, 1997 and March 31, 1998                       4

                           Condensed Consolidated Statement of Cash Flows - Nine Month Periods
                           ended March 31, 1997 and March 31, 1998                                     5

                           Notes to Condensed Consolidated Financial Statements                        6

               Item 2.     Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                       8

               Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 18



  PART II.     Other Information
               -----------------
               Item 5.     Other Information                                                          19

               Item 6.     Exhibits and Reports on Form 8-K                                           19

                Signatures                                                                            20


I.       FINANCIAL  INFORMATION

ITEM 1.  Financial Statements

                                                   Premisys Communications, Inc.
                                                Condensed Consolidated Balance Sheet
                                            (in thousands except share and per share data)
                                                                                              June 30,            March 31,
                                                                                              --------            ---------
                                                                                                1997                1998
                                                                                              --------            ---------
                                                                                                                  (unaudited)
                                             ASSETS
   Current assets:
      Cash and cash equivalents                                                               $  28,923           $  21,590
      Short-term investments                                                                     44,301              74,666
      Accounts receivable, net                                                                    7,658               5,947
      Inventories                                                                                 8,775               5,783
      Deferred tax assets                                                                         7,207               7,207
      Prepaid expenses and other assets                                                           3,793               1,081
                                                                                        ----------------     ---------------
         Total current assets                                                                   100,657             116,274
   Property and equipment, net                                                                    6,444               7,456
                                                                                        ----------------     ---------------
                                                                                               $107,101            $123,730
                                                                                        ================     ===============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                                                                        $   4,756           $   5,584
      Accrued liabilities                                                                         5,528               8,612
      Income taxes payable                                                                          ---               1,630
                                                                                         ---------------     ---------------
         Total current liabilities                                                               10,284              15,826
                                                                                         ---------------     ---------------


   Stockholders' equity:
      Preferred Stock, $0.01 par value, 2,000,000 shares authorized; no shares issued               ---                 ---
         or outstanding
      Common Stock, $0.01 par value, 100,000,000 shares authorized;  25,190,751 and
         25,704,230 shares issued and outstanding                                                   252                 257
      Additional paid-in capital                                                                 74,994              77,546
      Retained earnings                                                                          21,571              30,101
                                                                                         ---------------     ---------------
         Total stockholders' equity                                                              96,817             107,904
                                                                                         ---------------     ---------------
                                                                                              $ 107,101           $ 123,730
                                                                                         ===============     ===============

See notes to condensed consolidated financial statements

                                                    Premisys Communications, Inc.
                                        Condensed Consolidated Statement of Operations (unaudited)
                                                (in thousands, except per share data)

                                                                       Three Months Ended                   Nine Months Ended
                                                                             March 31,                         March 31,
                                                                             ---------                         ----------
                                                                     1997               1998             1997            1998
                                                                     ----               ----             ----            ----
Revenues                                                              $ 12,237         $  27,154        $  62,887       $  71,055
Cost of revenues                                                         4,324             9,109           21,623          24,605
                                                               ----------------   ---------------  ---------------  --------------
      Gross profit                                                       7,913            18,045           41,264          46,450
                                                               ----------------   ---------------  ---------------  --------------
Operating expenses:
   Research and development                                              2,607             3,900            7,445          11,108
    Charge for in-process technologies                                   4,000             4,431            4,000           4,431
   Selling, general and administrative                                   5,458             7,714           15,848          19,877
                                                               ----------------   ---------------  ---------------  --------------
      Total operating expenses                                          12,065            16,045           27,293          35,416
                                                               ----------------   ---------------  ---------------  --------------
Income (loss) from operations                                           (4,152)            2,000           13,971          11,034
Interest and other income, net                                             694               923            1,949           2,506
                                                               ----------------   ---------------  ---------------  --------------
Income (loss) before income taxes                                       (3,458)            2,923           15,920          13,540
Provision (benefit) for income taxes                                    (1,349)            1,082            6,209           5,010
                                                               ----------------   ---------------  ---------------  --------------
Net income (loss)                                                     $ (2,109)         $  1,841        $   9,711       $   8,530
                                                               ================   ===============  ===============  ==============
Net income (loss) per share:
   Basic                                                              $  (0.09)         $   0.07        $    0.40       $    0.33
                                                               ================   ===============  ===============  ==============
   Diluted                                                            $  (0.09)         $   0.07        $    0.37       $    0.31
                                                               ================   ===============  ===============  ==============
Shares used in computing net income (loss) per share:
   Basic                                                                24,764            25,630           24,582          25,467
                                                               ================   ===============  ===============  ==============
   Diluted                                                              24,764            27,507           26,497          27,457
                                                               ================   ===============  ===============  ==============

See notes to condensed consolidated financial statements

                                     Premisys Communications, Inc.
                        Condensed Consolidated Statement Of Cash Flows (unaudited)
                                            (in thousands)

                                                                          Nine Months Ended March 31,
                                                                          ---------------------------
                                                                          1997                  1998
                                                                          ----                  ----
Cash flows from operating activities:
   Net income                                                     $       9,711            $       8,530
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation                                                          857                    1,652
      Changes in assets and liabilities:
        Accounts receivable                                               7,876                    1,711
        Inventories                                                      (6,224)                   2,992
        Prepaid expenses and other assets                                (3,878)                   2,712
        Accounts payable                                                  1,227                      828
        Accrued liabilities                                               1,361                    3,084
        Income taxes payable                                               (580)                   1,630
                                                                  --------------           --------------
Net cash provided by operating activities                                10,350                   23,139
                                                                  --------------           --------------
Cash flows from investing activities:
   Purchase of property and equipment                                    (4,745)                  (2,664)
   Purchase of short-term investments                                   (12,925)                 (30,365)
                                                                  --------------           --------------
Net cash used in investing activities                                   (17,670)                 (33,029)
                                                                  --------------           --------------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net                            3,338                    2,557
                                                                  --------------           --------------
Net cash provided by financing activities                                 3,338                    2,557
                                                                  --------------           --------------

Net increase (decrease) in cash                                          (3,982)                  (7,333)

                                                                  --------------           --------------
Cash and cash equivalents at beginning of period                         22,058                   28,923
                                                                  --------------           --------------
Cash and cash equivalents at end of period                        $      18,076            $      21,590
                                                                  ==============           ==============
Supplemental disclosures:
  Cash paid for income taxes                                      $      10,644            $          54

See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position as of March 31, 1998, the results of its operations for the three and nine month periods ended March 31, 1997 and 1998, and its cash flows for the nine month periods ended March 31, 1997 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1996 and 1997 and for each of the three years in the period ended June 30, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

       The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1997 and March 31, 1997 and 1998 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 27, 1997, March 28, 1997 and March 27, 1998.


NOTE 2 - Inventories (in thousands)
                                                   June 30,            March 31,
                                                     1997                1998
                                                     ----                ----
                                                                     (unaudited)

Raw materials                                      $  2,010            $  1,075
Work-in-process                                       1,390               1,515
Finished goods                                        7,893               6,325
                                                   --------            --------
                                                     11,293               8,915
Less: Reserves                                       (2,518)             (3,132)
                                                   --------            --------
                                                   $  8,775            $  5,783
                                                   ========            ========

NOTE 3 - Earnings Per Share

       The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the second quarter of fiscal 1998. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Basic EPS, which replaces primary EPS, is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased under the treasury stock method from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS. When there is a reported loss for a period presented, the number of shares used in computing basic and diluted EPS are equal and are the same as the shares reported for Basic EPS.

       Following is a presentation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                                       March 31, 1997                             March 31, 1998
                            --------------------------------------     --------------------------------------
    Three Month Period      Net Income     Shares      Per Share       Net Income     Shares      Per Share
          Ended             (Numerator)  (Denominator)  Amount         (Numerator)  (Denominator)  Amount
                            --------------------------------------     --------------------------------------
                                                 (in thousands except per share data)
Basic EPS
Net income (loss)
Available
to common stockholders      $(2,109)     $24,764      $(0.09)          $1,841       $25,630      $0.07

Effect of Dilutive
Securities
Common stock equivalents      ----         ----                          ----         1,877
                            ------------ ------------                  ------------ ------------

Diluted EPS
Net income (loss)
available to common
stockholders and assumed
conversions                 $(2,109)      24,764       $(0.09)         $1,841        27,507      $0.07
                            ============ ============ ============     ============ ============ ============


                                       March 31, 1997                             March 31, 1998
                            --------------------------------------     --------------------------------------
    Nine Month Period       Net Income     Shares      Per Share       Net Income     Shares      Per Share
          Ended             (Numerator)  (Denominator)  Amount         (Numerator)  (Denominator)  Amount
                            ------------ ------------ ------------     ------------ ------------ ------------
                                                   (in thousands except per share data)
Basic EPS
Net income available
to common stockholders      $9,711        24,582       $0.40           $8,530        25,467      $0.33


Effect of Dilutive
Securities
Common stock equivalents      ----         1,915                        ----          1,990
                            ------------ ------------                  ------------ ------------

Diluted EPS
Net income available to
common stockholders and
assumed conversions         $9,711        26,497       $0.37           $8,530        27,457      $0.31
                            ============ ============ ============     ============ ============ ============

Options to purchase 1,660,916, 712,587, 226,420 and 833,410 shares of Common stock were outstanding during the three month periods ended March 31, 1997 and 1998 and the nine month periods ended March 31, 1997 and 1998, respectively, but were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares in each period.

NOTE 4 - Significant Events

       On March 12, 1998, the Company announced the execution of a technology license agreement with Switched Network Technologies ("SNT"). The Company intends to use cell and packet technologies from SNT in future Premisys products.

       The licensed technologies are to provide Premisys a non-blocking switching core expandable to 11.6 Gbs, ATM interfaces to OC-3 and OC-12, 10/100MB Ethernet/Fast Ethernet interfaces, and related software. The Company intends to use these technologies to develop broadband ATM and IP multiservice platforms. If the company is unsuccessful in developing the product, the licensed technologies have no alternative future use.

       The Company paid a total of $4.4 million for licensing SNT technologies and related software. The Company expensed these fees as a purchase of in-process research and development in the current quarter ended March 31, 1998, reducing its diluted earnings per share for such quarter by $0.10. The Company also received options to license future releases of SNT software for additional fees, which it expects to exercise.

  NOTE 5 - Commitments

         In January 1998, the Company executed a lease agreement for an additional 24,590 square feet of space in the facility located at 48664 Milmont Drive, Fremont, CA. The agreement begins on April 1, 1998 and expires on September 30, 2004. The future minimum rental payments under all building leases are as follows (in thousands):

                                                              Amount
                                                            -----------
     Three months ending June 30,1998                       $      303
     Fiscal Year Ending June 30:
       1999                                                      1,231
       2000                                                      1,335
       2001                                                      1,375
       2002                                                      1,418
       2003                                                      1,461
      Thereafter                                                 1,952
                                                            -----------
      Total minimum lease payments                           $   9,075
                                                            ===========


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC"), Alcatel Network Systems, Inc. ("Alcatel"), DSC Communication Corporation ("DSC"), Motorola, Inc. ("Motorola") and Paradyne Corporation ("Paradyne"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology licensed by the Company from Positron Fiber Systems Corporation ("Positron") and SNT; deregulation of, and legislation regarding the domestic and international telecommunications industry; continued success of competitive local exchange carriers (CLECs) in taking market share from incumbent carriers in the U.S. business communications services market; market acceptance of the SlimLine and StreamLine products; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends," "will," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Revenues
                                     Three Months Ended March 31,
                         -----------------------------------------------------
                                1997             % Change           1998
                                ----             --------           ----
          Revenues           $12,237,000           122%         $27,154,000

                                     Nine Months Ended March 31,
                         -----------------------------------------------------
                                1997             % Change           1998
                                ----             --------           ----
          Revenues           $62,887,000            13%         $71,055,000


         Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. A majority of the revenue increase from the three and nine month periods ended March 31, 1997 to the comparable periods in fiscal 1998 was attributable to an increase in unit volumes of platforms and modules sold. An important contributor to the Company's unit growth has been its success with domestic CLECs. Several rapidly growing CLECs have selected the Company's products for providing services to business customers. Sales to CLECs have been realized both through distribution partners and direct sales. The increase in unit volumes in the quarter ended March 31, 1998 versus the same period in fiscal 1997 was primarily due to an increase in shipments to ADC, Alcatel, Other Domestic Customers and Paradyne. The increase in unit volumes in the nine month period ended March 31, 1998 versus the same period in fiscal 1997 was primarily due to an increase in shipments to Other Domestic Customers and ADC, partially offset by a decrease in shipments to Paradyne, Motorola and DSC. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution." In the quarter ended March 31, 1998, revenues increased $2,538,000, or 10%, to $27,154,000 from $24,616,000 in the quarter ended
December 31, 1997. This increase in revenues in the third quarter of fiscal 1998 versus the second quarter of fiscal 1998 was due primarily to increased shipments of the Company's products to Other Domestic Customers, Alcatel, Paradyne and DSC, partially offset by decreases in shipments to ADC and International Customers. *The Company expects that revenues will increase in the June 1998 quarter over those reported for the quarter ended March 31, 1998. However, these expectations are subject to a number of uncertainties, in particular the level of demand from ADC, Paradyne, Alcatel and their customers.

         The following table sets forth, for the periods indicated, the revenues generated from the Company's customers which exceeded 10% of total revenues during the three and nine month periods ended March 31, 1997 and 1998, Other Domestic Customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues. The category "Other Domestic Customers" is the aggregate of all domestic customers individually representing less than 10% of the Company's revenues for the reported period.

                                                           Three Months Ended March 31,
                                        --------------------------------------------------------------------
                                               1997              %                1998              %
                                        ------------------- ------------    ------------------ -------------
ADC                                            $ (a)       less than10%           $ 5,716,000           21%
Paradyne                                         2,300,000          19%             3,901,000           14%
Alcatel                                          (a)       less than10%             3,831,000           14%
DSC                                              3,052,000          25%             2,898,000           11%
Motorola, Inc.                                   2,197,000          18%            (a)         less than10%
Other Domestic Customers                         3,748,000          31%            10,419,000           38%
International Customers                            940,000           7%               389,000            2%
                                        =================== ============    ================== =============
Total Revenues                                 $12,237,000         100%           $27,154,000          100%
                                        =================== ============    ================== =============

                                                            Nine Months Ended March 31,
                                        --------------------------------------------------------------------
                                               1997              %                1998              %
                                        ------------------- ------------    ------------------ -------------
ADC                                            $ 6,602,000          11%           $21,171,000           30%
Paradyne                                        20,791,000          33%             9,341,000           13%
DSC                                              7,560,000          12%            (a)         less than10%
Motorola, Inc.                                   7,809,000          12%            (a)         less than10%
Other Domestic Customers                        16,026,000          25%            36,409,000           51%
International Customers                          4,099,000           7%             4,134,000            6%
                                        =================== ============    ================== =============
Total Revenues                                 $62,887,000         100%           $71,055,000          100%
                                        =================== ============    ================== =============

(a) - Amounts not  provided as revenues for the period were less than 10% of the total.

         The Company sells a substantial majority of its products to a limited number of customers which generally resell the Company's products to public carriers and end users. Customers individually representing 10% or more of the Company's revenues for the three month periods ended March 31, 1997 and 1998 totaled 62% and 60% of the Company's total revenues, respectively. For the nine month periods ended March 31, 1997 and 1998, revenues from customers individually representing 10% or more of the Company's revenues totaled 68% and 43% of the Company's total revenues, respectively. The change in the percentages from fiscal 1997 to 1998 reflects the growth of the Company's other domestic customers and the increased acceptance of the Company's products. In the quarter ended December 31, 1997, customers individually representing 10% or more of the Company's revenues represented 55% of the Company's total revenues. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution", "-Limited Order Backlog" and "-Relationship with Paradyne."

       During the three and nine month periods ended March 31, 1998, direct international revenues accounted for 2% and 6% of the Company's revenues, respectively, compared to 7% for the three and nine month periods ended March 31, 1997. The decline in direct international revenues between the three month periods is primarily due to lower shipments into the Asia-Pacific region. Certain of the Company's domestic customers also resell Premisys products into international markets. *The Company intends to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars and as a percentage of revenues. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, more volatile economic conditions, risks associated with foreign currency exchange rates, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.

Gross Profit
                                          Three Months Ended March 31,
                                 -----------------------------------------------
                                     1997             % Change           1998
                                     ----             --------           ----
           Gross Profit           $7,913,000            128%         $18,045,000
    As a percentage of revenues       65%                                66%

                                          Nine Months Ended March 31,
                                 -----------------------------------------------
                                     1997             % Change           1998
                                     ----             --------           ----
           Gross Profit           $41,264,000            13%         $46,450,000
    As a percentage of revenues       66%                                65%

         Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit increased from the three and nine month periods ended March 31, 1997 to the comparable periods in fiscal 1998 primarily as a result of higher unit shipment volumes. The gross margin was relatively unchanged from the three and nine month periods ended March 31, 1997 to the comparable periods in fiscal 1998. *The Company expects its gross margins in the fourth quarter of fiscal 1998 to decline by two to four percentage points from the 66% reported in the quarter ended March 31, 1998 due primarily to changes in product mix. *However, achievement of the Company's expectations is subject to a number of risks, including customer mix, the mix of products sold and the Company's ability to realize expected revenue levels.


Research and Development Expenses (excluding charge for in-process technologies)

                                           Three Months Ended March 31,
                                    --------------------------------------------
                                       1997          % Change           1998
                                       ----          --------           ----
Research and development expenses   $2,607,000          50%          $3,900,000
   As a percentage of revenues          21%                              14%

                                            Nine Months Ended March 31,
                                    --------------------------------------------
                                       1997          % Change           1998
                                       ----          --------           ----
Research and development expenses   $7,445,000          49%         $11,108,000
   As a percentage of revenues          12%                              16%

         Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $1,293,000, or 50%, from the three months ended March 31, 1997 to the comparable period in fiscal 1998 and by $3,663,000, or 49%, from the nine month period ended March 31, 1997 to the comparable period in fiscal 1998. This increase was due to the combination of increased expenses for personnel, outside services and materials used in product development. The decrease in research and development expenses as a percentage of the Company's revenues between the three month periods was the result of the sharp decline in revenues which occurred in the three months ended March 31, 1997. The increase in research and development expenses as a percentage of the Company's revenues for the nine month period ended March 31, 1998 as compared with the comparable period in fiscal 1997 was primarily the result of increased research and development expenses for personnel, outside services and materials used in product development. *In the fourth quarter of fiscal 1998, the Company expects that these expenses will increase in absolute dollars as compared to the quarter ended March 31, 1998. *However, the Company expects that the sequential rate of growth of these expenses will be less than the rate of growth in revenues during the fourth quarter of fiscal 1998. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels.

Charge for In-process Technologies

         As previously announced, the Company expensed, in the quarter ended March 31, 1998, $4.4 million for licensing cell and packet technologies and related development software. (See Note 4 - "Significant Events" of the notes to the condensed consolidated financial statements included in this Form 10-Q.) This charge is shown separately as "Charge for in-process technologies" in the Condensed Consolidated Statement of Operations in this Form 10-Q. The charge related to the SNT license in the quarter ended March 31, 1998 compares to a charge of $4.0 million incurred in the quarter ended March 31, 1997 in connection with the licensing of SONET and SDH technologies from Positron. *The licensed technologies are to be used in products that the Company is currently developing. *If the Company is unsuccessful in developing the product, the technologies have no future alternative use. See"- Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology."


Selling, General and Administrative Expenses
                                                   Three Months Ended March 31,
                                              ----------------------------------
                                                 1997       % Change     1998
                                                 ----       --------     ----
 Selling, general and administrative expenses $5,458,000       41%    $7,714,000
          As a percentage of revenues             45%                     28%

                                                   Nine Months Ended March 31,
                                              ----------------------------------
                                                 1997       % Change     1998
                                                 ----       --------     ----
 Selling, general and administrative expenses $15,848,000      25%   $19,877,000
          As a percentage of revenues             25%                     28%

         Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses increased $2,256,000, or 41%, from the three months ended March 31, 1997 to the comparable period in fiscal 1998 and by $4,029,000, or 25%, from the nine month period ended March 31, 1997 to the comparable period in fiscal 1998. These increases were primarily the result of increased staffing and associated expenses, and, to a lesser extent, travel and customer support expenses. The decrease in selling, general and administrative expenses as a percentage of the Company's revenues between the three month periods was the result of the sharp decline in revenues which occurred in the three months ended March 31, 1997. The increase in selling, general and administrative expenses as a percentage of the Company's revenues for the nine month period ended March 31, 1998 as compared with the comparable period in fiscal 1997 was primarily the result of increased selling expenses for compensation, customer support and travel. *The Company expects that these expenses will increase in absolute dollars during the fourth quarter of fiscal 1998 as compared to the quarter ended March 31, 1998. *However, the Company expects that the sequential rate of growth of these expenses will be less than the rate of growth in revenues during the fourth quarter of fiscal 1998. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels.

Interest and Other Income, net
                                             Three Months Ended March 31,
                                    --------------------------------------------
                                        1997         % Change           1998
                                        ----         --------           ----
  Interest and other income, net      $ 694,000         33%          $ 923,000
    As a percentage of revenues          6%                              3%

                                             Nine Months Ended March 31,
                                    --------------------------------------------
                                        1997         % Change           1998
                                        ----         --------           ----
  Interest and other income, net     $ 1,949,000        29%         $ 2,506,000
    As a percentage of revenues          3%                              4%

         Interest and other income, net consists of interest income less interest expense, and, to a much lesser extent, foreign currency exchange rate gains and losses. The increase in interest and other income, net, for the three and nine month periods ended March 31, 1998 as compared to the same period in fiscal 1997 was due to higher cash balances.

Provision (Benefit) for Income Taxes
                                                                   Three Months Ended March 31,
                                                       -----------------------------------------------------
                                                              1997             % Change           1998
                                                              ----             --------           ----
        Provision (benefit) for income taxes              $(1,349,000)           180%          $1,082,000
    As a percentage of income (loss) before taxes              39%                                37%


                                                                   Nine Months Ended March 31,
                                                       -----------------------------------------------------
                                                              1997             % Change           1998
                                                              ----             --------           ----
             Provision for income taxes                    $6,209,000            (19%)         $5,010,000
       As a percentage of income before taxes                  39%                                37%

         The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective tax rate for the three and nine month periods ended March 31, 1998 was 37% which was less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio and the utilization of research and development tax credits available in fiscal 1998. The decrease in the Company's income tax rate from 39% in fiscal 1997 to 37% in fiscal 1998 is due to the extension of the federal research and development tax credit.

Net Income (Loss) per Share
                                                                       Three Months Ended March 31,
                                                           -----------------------------------------------------
                                                                  1997             % Change           1998
                                                                  ----             --------           ----
                    Net income (loss)                         $(2,109,000)           187%          $1,841,000
          Net income (loss) per share (diluted)                  $(0.09)             178%            $0.07
 Shares used in computing diluted net income (loss) per        24,764,000             11%          27,507,000
                          share

                                                                       Nine Months Ended March 31,
                                                           -----------------------------------------------------
                                                                  1997             % Change           1998
                                                                  ----             --------           ----
                       Net income                              $9,711,000            (12%)         $8,530,000
             Net income per share (diluted)                       $0.37              (16%)           $0.31
  Shares used in computing diluted net income per share        26,497,000             4%           27,457,000

         Net income (loss) per share (diluted) increased by $0.16, or 178%, in the quarter ended March 31, 1998 and decreased by $0.06, or 16%, in the nine month period ended March 31, 1998 as compared to the same periods in fiscal 1997. The increase in net income per share (diluted) between the three-month comparative periods in fiscal 1997 and 1998 was due primarily to an increase in net income from the three month period ended March 31, 1997 to the same period in fiscal 1998. The decrease in net income per share from the nine month period ended March 31, 1997 as compared to the same period in fiscal 1998 is due primarily to a decrease in net income and, to a lesser extent, an increase in shares used in calculating net income per share between the nine month periods ended March 31, 1997 and 1998.


Liquidity and Capital Resources

                                                  Nine Months Ended March 31,
                                                  1997     % Change     1998
                                                  ----     --------     ----
Net cash provided by operating activities $10,350,000 124% $ 23,139,000 Period end cash, cash equivalents and
short-term investments                        $69,827,000    38%    $ 96,256,000
Period end working capital                    $83,973,000    20%    $100,448,000


         At March 31, 1998, the Company had approximately $96.3 million of cash, cash equivalents and short-term investments. Net cash totaling $23.1 million was provided by operating activities during the nine months ended March 31, 1998, due primarily to net income of $8.5 million and increases in accrued liabilities, income taxes payable and accounts payable, and decreases in inventories, prepaid expenses and other assets and accounts receivable, aggregating $12.2 million.

         The decrease in accounts receivable for the nine months ended March 31, 1998 was due to several factors. In comparing the operating results of the quarter ended March 31, 1998 to the quarter ended June 30, 1997, the Company improved shipment linearity, had higher early payments and improved collections. For the quarter ended March 31, 1998, days sales outstanding, based on quarter-end net balances, were 20 days versus 45 days for the quarter ended June 30, 1997. *The Company expects days sales outstanding, based on quarter-end net balances, at the end of the June 1998 quarter to increase to the mid-to-high thirties before the favorable impact, if any, of early payments. However, these expectations are subject to a number of uncertainties, in particular revenues levels, shipment linearity and customer payment patterns.

         Cash used in investing activities during the nine months ended March 31, 1998 consisted principally of purchases of short-term securities totaling $30.4 million. Cash flows from financing activities during the nine months ended March 31, 1998 consisted primarily of $2.6 million from the exercise of employee stock options and the issuance of stock under the Company's 1995 employee stock purchase plan.

         As of March 31, 1998, the Company's working capital was approximately $100.4 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next twelve months.

Other Factors That May Affect Future Operating Results

         As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements and associated risks but, for improved readability, does not include asterisks.

         INDIRECT CHANNELS OF DISTRIBUTION. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "-Relationship with Paradyne". These telecommunications equipment suppliers could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "- Competition". In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in the quarters ended September 30 and December 31, 1997 and March 31, 1998, shipments of the Company's products to one CLEC customer of ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for each quarter. Revenues derived from particular carrier projects are often difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. Such delays occurred in the quarter ended March 31, 1997, and materially adversely affected the Company's business and operating results for that quarter. Such delays may occur in the future and would have a similar impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports and delays in obtaining regulatory approvals for new tariffs. Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology". In fiscal 1997, a delay of the development and release of a new feature resulted in a loss of a large, forecasted shipment. In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

         LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time, including the four quarters of fiscal 1997, recognized a majority of its revenues from sales booked and shipped in the last month of a quarter. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's agreements with its customers typically allow customers to cancel orders or delay scheduled shipments without penalty until a relatively short period of time before planned shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenue for a quarter or series of quarters.

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

         RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include cell and packet technologies and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. For example, the Company has licensed certain technology from Positron for inclusion in the Company's Q-155 XTRA products, which were announced in June 1997 and are expected to begin shipping in the quarter ending September 30, 1998. Also, in the quarter ended March 31, 1998, the Company licensed cell and packet technologies from SNT. The Company intends to ship products based upon the SNT technology in calendar 1999. However, there can be no assurance that the Company will be able to successfully integrate the SNT or Positron technology into new products within such time frames, or at all. In addition, failure to achieve market acceptance of the recently introduced SlimLine and StreamLine products could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

         RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T Corporation ("AT&T"), that involves the joint development, marketing and sale of most of the Company's products by Paradyne. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities, as defined under the agreement. At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which Lucent - would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys believes that the higher capacity models of Paradyne's 916x series offer features that are similar to those of the Company's IMACS and Streamline products. See "-Competition" and "-Rapidly Evolving Technology". In the quarter ended December 31, 1997, the Company entered into an OEM agreement with Lucent for the purchase of the Slimline and Streamline products directly from Premisys. Although sales to Paradyne declined from the three and nine month periods ended March 31, 1997 to the comparable periods ended March 31, 1998, shipments to Paradyne continued to represent a substantial portion (14% and 13%, respectively) of the Company's revenues in the three and nine month periods ended March 31, 1998. Neither Paradyne nor Lucent are subject to any minimum purchase requirements, and there can be no assurance that they will continue to place orders with the Company. Significant reductions in shipments to Paradyne would have a material adverse effect on the Company's business and operating results.

         COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. As Premisys begins shipping its SlimLine and StreamLine products, it expects to face additional competition from channel bank and CSU/DSU vendors as well as with new startups focusing on the access equipment market. See "-Relationship With Paradyne." The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

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

         YEAR 2000 RISKS. Business systems failures due to errors arising from calculations using Year 2000 dates are a known risk, and the Company has established a project for identifying and resolving potential problems associated with entering the Year 2000 and the new millennium. Based upon its evaluation and current efforts, the Company believes that its computer systems will be Year 2000 compliant before the end of fiscal Q1, 1999. However, the Company believes that the purchasing patterns of customers and potential customers could be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These resource expenditures may result in delays of purchases of products offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

II.      OTHER INFORMATION

ITEM 5.  Other Information

In March, 1998, Michael Kazban resigned as the Company's Vice President, Business Management.


ITEM 6.  Exhibits and Reports on Form 8-K

A.     Exhibits

  Exhibit No.    Description of Exhibit
  -----------    ----------------------

     10.43 Third Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated January 8, 1998
     27.01       Financial  Data  Schedule  (Nine month  period  ended March 27,
                 1998)
     27.02 Restated Financial Data Schedule (Three month period ended September 27, 1997)
     27.03       Restated Financial Data Schedule (Year ended June 27, 1997)
     27.04 Restated Financial Data Schedule (Nine month period ended March 28, 1997)
     27.05 Restated Financial Data Schedule (Six month period ended December 27, 1996)
     27.06 Restated Financial Data Schedule (Three month period ended September 27, 1996)

B.     Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PREMISYS COMMUNICATIONS, INC.


        May 1, 1998                     /S/ Robert W. Dilfer
------------------------------     ---------------------------------------
            Date                             Robert W. Dilfer
                                        Vice President and Controller
                                     (Duly Authorized Officer and Chief
                                            Accounting Officer)

                                Index to Exhibits
                                -----------------


   Exhibit No.   Description of Exhibit
   -----------   ----------------------

     10.43 Third Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated January 8, 1998
     27.01       Financial  Data  Schedule  (Nine month  period  ended March 27,
                 1998)
     27.02 Restated Financial Data Schedule (Three month period ended September 27, 1997)
     27.03       Restated Financial Data Schedule (Year ended June 27, 1997)
     27.04 Restated Financial Data Schedule (Nine month period ended March 28, 1997)
     27.05 Restated Financial Data Schedule (Six month period ended December 27, 1996)
     27.06 Restated Financial Data Schedule (Three month period ended September 27, 1996)