Form 10-K
period 1998-06-26
PREMISYS COMMUNICATIONS INC
filed 1998-09-24
CIK 938733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 26, 1998

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

                                   Yes X No__

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 16, 1998, was approximately $251,574,000.

      As of September 16, 1998, Registrant had outstanding 25,314,363 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 1998 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

                          PREMISYS COMMUNICATIONS, INC.
                                ANNUAL REPORT ON
                                    FORM 10-K
                        For the Year Ended June 26, 1998

                                TABLE OF CONTENTS
Form 10-K                          Name of Item
 Item No.                                                                   Page

 PART I

Item 1    Business                                                             3
Item 2    Properties                                                          16
Item 3    Legal Proceedings                                                   16
Item 4    Submission of Matters to a Vote of Security Holders                 16

 PART II

Item 5    Market for the  Registrant's  Common Equity and Related
          Stockholder Matters                                                 17
Item 6    Selected Financial Data                                             17
Item 7 Management's Discussion and Analysis of Financial Conditionnd 19 and Results of Operations
Item 7A   Quantitative and Qualitative Disclosures About Market Risk          28
Item 8    Financial Statements and Supplementary Data                         29
Item 9 Changes in and Disagreements with Accountants on Accounting 46 and Financial Disclosure

 PART III
Item 10   Directors and Executive Officers of the Registrant                  46
Item 11   Executive Compensation                                              46
Item 12   Security Ownership of Certain Beneficial Owners and Management      46
Item 13   Certain Relationships and Related Transactions                      46

 PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K     46
Signatures                                                                    50





                                        -----------

      Premisys(R) is a registered trademark of the Company. This Form 10-K also includes trade names and trademarks of other companies.

                                     PART I

Item 1.  Business

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-K, including demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC"), Motorola, Inc. ("Motorola") and Paradyne Corporation ("Paradyne"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology licensed by the Company from Positron Fiber Systems Corporation ("Positron") and Switched Network Technologies ("SNT"); deregulation of, and legislation regarding the domestic and international telecommunications industry; continued success of competitive local exchange carriers ("CLECs") in taking market share from incumbent carriers in the U.S. business communications services market; market acceptance of the SlimLine and StreamLine products; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-K, including under "Revenues" and "Other Factors That May Affect Future Operating Results" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified, using asterisks (*), various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but these are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results" in
Item 7 of this Form 10-K, which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Overview

      Premisys Communications, Inc. (the "Company" or "Premisys") designs, manufactures and markets integrated access products for telecommunications service providers. The Company pioneered the integrated access device ("IAD") equipment market with the introduction of the first of a family of integrated multiple access communications systems ("IMACS") products in December 1991. The IMACS products are designed to enable public carriers to provide their business customers with flexible, cost-effective and reliable access to telecommunications services. The IMACS products provide access to numerous services, including plain old telephone service ("POTS"), Centrex, digital data networks, integrated services digital networks ("ISDN"), frame relay, and asynchronous transfer mode ("ATM") services. The IMACS platform allows carriers to offer a variety of value-added services, switching technologies and transmission technologies to their business customers through a single access device. The IMACS products' modular design and standards-based architecture enable carriers to offer advanced telecommunications services more quickly and cost-effectively than single purpose access equipment and to enhance the manageability of their networks. In fiscal 1998, the Company introduced two new integrated access products, the SlimLine and the StreamLine, which address simpler, single T1 access applications.

      The Company's products are distributed and serviced worldwide primarily through strategic distribution relationships with significant telecommunications equipment vendors. The Company considers its relationships with these telecommunications equipment suppliers to be strategic in that they enable the Company to gain access to public carriers worldwide, to establish the IMACS products as essential value added elements of the public carriers' business communications solutions and, in some cases, to incorporate proprietary technology into the IMACS products. The IMACS products are typically sold as access components of the suppliers' communications equipment solutions. It is expected that the SlimLine and StreamLine products will be resold by many of these same strategic distributors as well as directly to carriers. The Company's strategic distribution relationships, from which the Company has derived most of its revenues to date, include ADC, Motorola and Paradyne. To a lesser degree the Company also sells its products directly to carriers and end user customers and through value-added reseller relationships.

     Premisys Communications, Inc. was incorporated in California in July 1990, and Premisys Communications Pte. Ltd. was incorporated in August 1990 under the laws of Singapore to be its parent. Premisys Communications Holdings, Inc. was incorporated in California in January 1992 to serve as a holding company for both Premisys Communications Pte. Ltd. and Premisys Communications, Inc. This reorganization was completed in March 1992. Premisys Communications, Inc., a Delaware corporation, was incorporated in October 1994 to be the Delaware successor corporation to the California corporations Premisys Communications Holdings, Inc. and Premisys Communications, Inc. The Delaware reincorporation was effected in March 1995. As a result of the reincorporation, Premisys Communications Holdings, Inc. and Premisys Communications, Inc., a California corporation, merged with and into Premisys Communications, Inc., a Delaware corporation, and Premisys Communications Pte. Ltd. and Premisys Communications Limited, a United Kingdom corporation, became wholly-owned subsidiaries of the Delaware corporation. The Company also has a wholly owned Canadian subsidiary. The Company's principal executive offices are located at 48664 Milmont Drive, Fremont, California 94538, and its telephone number is (510) 353-7600.

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

Deregulation and Resulting Competition. Deregulation and competition are accelerating throughout the worldwide telecommunications industry. In 1984, the United States government deregulated the domestic telecommunications industry and forced AT&T Corporation ("AT&T") to divest its monopoly and create the seven regional bell operating companies ("RBOCs"). Since that time, continuing domestic deregulation, including the Telecommunications Reform Act of 1996, has led to fierce competition for the provision of both long distance and local telecommunications services. In the long distance market, MCI Communications Corporation ("MCI"), U.S. Sprint Communications Company ("Sprint"), WorldCom, Inc. ("WorldCom") and others have emerged as competitors to AT&T. In regional and local markets, the incumbent local exchange carriers ("ILECs") are facing stiff and intensifying competition from a variety of competitive access providers and CLECs, such as WorldCom and Teleport Communications Group Inc. ("Teleport"). Over the last year, many new CLECs have been formed and have raised substantial capital to build new networks. Nearly all CLECs have focused on servicing commercial customers, and surveys have indicated that they have been successful in taking market share from the ILECs. The international market is also opening up as a result of deregulation, privatization and the presence of new wireline and wireless alternative carriers. The resulting intense competition requires carriers to differentiate themselves by offering enhanced value-added services based on new and emerging technologies.

Evolving Requirements of Business Communications. In recent years, businesses have become increasingly dependent on the flow of voice, data and video through various telecommunications systems. This increased dependence on telecommunications has resulted from several business trends: the growth of the Internet, the shift to client/server computing; the increase in local area and wide area networking; the demand for new telecommunications services such as video conferencing; and the increase in cellular telephone and facsimile use nationally and internationally. In addition, businesses have expanded beyond their traditional corporate walls to include remote sales offices, employees working at home, mobile offices and far-flung customers and suppliers. As a result, these businesses require telecommunications services that provide significantly higher bandwidth, the flexibility to choose among services with varying bandwidth and the ability to access such services from remote locations.

 Drive for New Technologies and Services. The changing communications patterns of business users and the fierce competition among carriers have fueled a drive for technologies that allow carriers to provide additional value-added services and to effectively deliver a growing portion of packet-based communications services. Carriers are under pressure to invest aggressively in new technologies that can deliver services quickly, reliably and cost-effectively. Having invested in new switching and transmission technologies, many carriers have initiated aggressive programs focused on expanding their access infrastructure to broadly deliver new services efficiently. In addition, carriers are offering a range of services (e.g., Internet access, ISDN, LAN interconnection, video conferencing) on a bundled basis to their business subscribers, and integrated access devices facilitate these offerings. Bundled services give business subscribers turnkey solutions that free them from the burden of managing their own private networks, and they often provide higher margins to carriers than other services.

 The Shift from Private to Public Networks. During the 1980s, most large corporations established and maintained their own private networks to transmit voice and data because the data transmission services offered by public carriers were limited and expensive. To build these private networks, corporations leased transmission lines from the public carriers at fixed monthly rates and purchased vendor-specific networking equipment. However, these corporations have begun to favor public carrier services as traditional and emerging carriers have improved the price, performance and range of services they offer. Corporations have also sought to shift to the carriers the costs and burdens of maintaining the network infrastructure and the risks of investing in new technologies in the absence of a single technological standard.

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


                      [Diagram of complex discrete access]


      A major need has developed for a new generation of access equipment that enables carriers to provide their business customers with flexible, cost-effective and reliable access to the increasing number of available public carrier services without requiring a different access device on the customer's premises for each technology or type of service. More specifically, public carriers are looking for an access device that:

      o Integrates circuit, packet and cell switching technologies and supports wireless, fiber optic cable, coaxial cable and copper wire transmission technologies;

      o Accommodates a variety of different business communications equipment types (such as PBXs, LAN routers, automatic call distribution devices and modems) at end-user locations;

      o Operates within the carrier's existing network management system for operations, administration, maintenance and provisioning;

      o Has the flexibility and open architecture to accommodate both the requirements of existing installed equipment and the technology developments of the future; and

      o Is reliable, easy to maintain and can be configured and serviced remotely.

Such a device would facilitate faster connections to new services as they are offered and reduce the carriers' costs of providing these services.

The Premisys Solution

         Since 1990, Premisys has been involved in developing integrated access devices that would enable public carriers to provide their business customers flexible, cost-effective and reliable access to present and future telecommunications technologies and services. The diagram below illustrates the advantages of a single IAD compared to the approach shown above using numerous dedicated discrete access devices.

                     [Diagram of integrated access solution]

     The Company's IADs are designed to serve as a single connection point between a broad variety of carrier services, such as ISDN, frame relay and ATM, as well as various business communications equipment types, such as PBXs and LAN routers. The Company designs its products with high levels of system redundancy, ease-of-maintenance and hardware safety to conform to established reliability and maintenance standards, practices and processes. Premisys has three distinct IADs covering a wide range of needs and applications. The Company's flagship product is the IMACS. The architecture of the IMACS product line is designed to permit integrated access to a wide variety of voice and data services, independent of the carriers' switching or transmission technologies. The modular, software-based design of the IMACS product allows carriers to upgrade easily to new communications services as they become available. The IMACS product can be managed remotely and have remote testing, monitoring and diagnostic features that allow carriers to minimize expensive on-site testing and trouble shooting. In addition, the Company's IMACS product provides access to network management information, such as line performance, traffic volume, configuration and alarm data, to the carriers' existing network management systems. The IMACS product is based on open industry standards for multi-vendor interoperability and enable carriers to deliver a comprehensive set of services without building proprietary overlay networks or management systems.

         In fiscal 1998, Premisys, in response to a growing demand for smaller, lower-cost IADs, introduced two new IADs with more limited feature sets, the StreamLine and the SlimLine. The StreamLine product is a scaled down version of the IMACS product. It is an IAD designed for deployment of multiple services at small business locations. Using a single T1/E1 access line, the StreamLine product has expansion slots for up to 4 IMACS compatible voice, data, ISDN or frame relay cards. Because of its compatibility with the IMACS product, the StreamLine minimizes spares costs, reduces training costs and provides a migration path to the larger IMACS system.

         The SlimLine product, the smallest of Premisys' IADs and designed for low-cost applications, accommodates a single T1 access line and is offered in two fixed configurations for rapid deployment of voice and data services. It comes in either 12 or 24 port voice and 2 port data configurations. The SlimLine, a plug-and-play product, has a very low profile designed to minimize space requirements.

      The design and features of the Company's IAD products provide carriers with four major benefits:

      o Lower Cost. The integration of multiple switching technologies in a single IAD platform reduces carriers' costs of providing access to these technologies. These reductions are realized in part by eliminating the need for numerous dedicated discrete access devices, thereby decreasing equipment costs. In addition, the Company's IAD products are able to concentrate multiple sources of low and high-speed traffic into fewer high-speed channels, thereby increasing utilization of carrier network capacity. The Company's IAD products allow carriers to deliver multiple communications products and services, while minimizing their risks of technology obsolescence or incompatibility.

      o Ability to Offer Services Rapidly. The scaleable, upgradable design of the Company's IAD products enables carriers to add revenue generating services such as ISDN, frame relay and ATM, more quickly, cost-effectively and targeted to only those areas with demand.

      o Remote Manageability. The remote management features of the Company's IAD products enhance the manageability of carriers' networks without requiring additional network management systems.

      o Reliability. The redundancy, diagnostic, testing and monitoring features of the Company's IAD products enhance the reliability of carriers' networks.


Company Strategy

     The Company's strategic objective is to establish itself as the leading worldwide provider of access equipment to public carriers for business services. The key elements of the Company's strategy are described below.

Focus on Public Carrier Access Market

     The Company's IAD products were designed in anticipation of a shift from private to public networks. The Company believes that its IAD products were the first and are the leading standards-based integrated access devices specifically targeted to the public carriers. The Company's IAD products are designed to deliver voice, data and video applications regardless of whether the carrier uses circuit, packet or cell switching technologies and whether the carrier network uses copper wire, fiber optic cable, coaxial cable or wireless transmission. In recent years, carriers have focused on upgrading existing or building new networks by investing in switching and transmission technologies. The remaining links needed by the carriers in order to offer these new services are access devices, and the Company believes that a single integrated access device offers carriers the most cost-effective access solution. Carriers that deployed the Company's IAD products into their networks during fiscal 1998 included:

     Domestic Wireline Carriers            International Carriers
     AT&T                                  AT&T Network Services International
     Alltel Mobile Commnications           Comcore (Russia)
     Cablevision Systems Corporation       DACOM (Korea)
     MCI                                   Macomnet (Russia)
     MediaOne                              Mannesmann (Germany)
     Southwestern Bell Telephone Company   Metrocom (Russia)
     Teleport Communications Group         Philippines Telephone & Telegraph
     Time Warner Communications            Quanzhou PTA (China)
     WorldCom                              Saudi Telecommunications Company
                                           Shenyong PTA (China)
     Domestic Wireless Carriers            Telmex (Mexico)
     AT&T                                  Telmos (Russia)
     Airtouch Communications               Time Telekom (Malaysia)
     Bell Atlantic Nynex Mobile
     GTE Mobilnet Service Corporation
     PrimeCo Personal Communications
     Sprint Spectrum


Increase Market Penetration Through Strategic Relationships

      The Company has focused on forming strategic relationships with leading telecommunications equipment suppliers in order to gain market acceptance and penetration of its IAD products. This distribution strategy has enabled the
Company:

      o To take advantage of distribution capabilities and established relationships between leading telecommunications equipment suppliers and their public carrier customers and thereby gain access to public carriers worldwide, which do not generally purchase important infrastructure equipment from smaller companies such as Premisys;

      o To establish the IAD products as essential value-added elements of the public carriers' business communications solutions; and

      o To incorporate proprietary next-generation technology developed by or with these strategic telecommunications equipment suppliers into one or more elements of the IAD products, which are then distributed by the telecommunications equipment suppliers.

      The Company believes that the joint development of technology with certain of these strategic telecommunications equipment suppliers demonstrates the commitment of these suppliers to the Company's IAD product line and encourages a longer term relationship with the Company. Relationships with Paradyne, Lucent Technologies ("Lucent"), Motorola and others have allowed the Company to incorporate advanced technology into its IAD products and have broadened the Company's markets worldwide.

Market Premisys Access Solutions Directly to CLECs

         The recent, rapid growth of CLECs has stimulated demand for IADs. In addition to supporting its strategic distribution partners efforts to service their CLEC customers, the Company's sales force also calls directly on CLECs. This direct coverage of CLECs ensures that these carriers are aware of the advantages of Premisys' access solutions and provides input to Premisys for defining new products and features. Purchases of Premisys products by CLEC's are made through both strategic distribution partners and direct contact with the Company.

Increased Focus on International Markets

      Since  a major  portion  of the  telecommunications  equipment  market  is outside of the United States, the Company is increasing its focus on international markets. Although most of the Company's current revenues represent shipments to domestic telecommunications equipment suppliers, all of these companies market and distribute the Company's products worldwide. *Premisys intends to increase and diversify its sales in international markets by ensuring that its IAD products meet international standards, pursuing international strategic relationships and distributors, and adding to its own sales presence in key regions. In fiscal 1998 the Company hired a Vice President, International Operations to plan and direct these efforts. Premisys currently has international sales offices in Singapore, Hong Kong, China and the United Kingdom.

Customers  and Applications

Customers

      A substantial majority of the Company's sales are to suppliers of telecommunications equipment with whom the Company has strategic relationships. These telecommunications equipment suppliers generally resell the Company's products to public carriers and end users. The Company also sells products to value-added resellers ("VARs"), distributors and systems integrators, and, to a much lesser degree, directly to carriers and end users. Certain of the Company's customers in fiscal 1998 are listed by channel in the table below.

       Strategic Relationships

       ADC                                    Paradyne
       Alcatel U.S.A., Inc. (1)               Pulsecom
       ECI Telecom Ltd.                       Rockwell International Corporation
       Ericsson Telecom S.A. de C.V.          Tadiran Microwave Networks
       Lucent                                 UTStarcom
       Motorola                               XEL Communications
       Northern Telecom

(1) - Alcatel U.S.A., Inc. ("Alcatel") is the combination of Alcatel Network Systems, Inc. and DSC Communications Corp, ("DSC"), previously listed as having a strategic relationship with the Company. Alcatel completed the acquisition of DSC in September, 1998.

       Value-Added Resellers, Distributors and System Integrators

       Datacraft Asia                         PSI Technologies Corporation
       Harris Corporation/Farinon Division    Schmidt Telecom
       InComA Ltd.                            SRT Associates
       Integrated Telecommunication           TechLink Telecom Ltd.
       Technology Sdn. Bhd.
       Interlink Communication Systems        Telos Engineering Limited
       Metro-Link Services Co. Ltd.           Telsource Corporation
       MSN Communications                     Trends and Technologies
       N.E.T. Federal

       Direct

       Cox Communications                     Teleport
       Powertel, Inc.                         Telesat Corporation Co., Ltd.
       MediaOne                               Transaction Network Services
       Motorola Paging                        Sprint
       Southwestern Bell Telephone Company    WorldCom


      Paradyne was the Company's first strategic partner and was its largest customer until fiscal 1998. Paradyne markets the Company's products, under its label, AccuLink Access Controller (AAC), primarily to Lucent and AT&T. In fiscal 1996, 1997 and 1998, Paradyne accounted for 33%, 30% and 15% of the Company's revenues, respectively. The Company's agreement with Paradyne gives Paradyne exclusive distribution rights to AT&T entities. See "-Results of Operations Sources of Revenues" and "Other Factors That May Affect Future Operating Results Relationship with Paradyne" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

      ADC was the Company's largest customer in fiscal 1998; it accounted for 16%, 12% and 29% of the Company's revenues during fiscal 1996, 1997 and 1998, respectively. The majority of products shipped to ADC during fiscal 1998 were resold to MCI. Motorola accounted for 15%, 15% and 11% of the Company's revenues during fiscal 1996, 1997 and 1998, respectively. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution."

The Premisys Product Lines

     Premisys Communications offers a full family of integrated access devices: the IMACS, StreamLine and SlimLine products. The IMACS is the Company's flagship product having the greatest capacity and broadest range of services among the Company's IAD product family. The Company began shipping the IMACS in 1992, and it has represented nearly all of the Company's revenues. The StreamLine has a similar modular architecture as the IMACS and supports all IMACS user cards in a smaller chassis with a single T1/E1 design. Shipments of the StreamLine began in March 1998. The SlimLine is a single T1 voice and data IAD, offering a very small footprint, low price, and easy to provision unit ideal for the small or remote office environment. Shipments of the SlimLine began in June 1998. The table below compares the capabilities and prices of these three product lines.

                     NARROW BAND PRODUCTS
                     [SLIMLINE PICTURE]  [STREAMLINE PICTURE] [IMACS PICTURE]
                          SlimLine           StreamLine               IMACS
Network                                                       1-8 T1/E1s  TDM,
Connections             Single T1         Single T1/E1        Frame Relay, DS3
                                                              ATM
--------------------------------------------------------------------------------
User                    12 or 24          User cards:         Server cards:
Connections             voice ports       ISDN, FXS, FXO,     Frame Relay, PRI,
                        2 data ports      FRAD, Data, IP      ATM, ADPCM
                                                              User Cards:
                                                              ISDN, FXS, FXO,
                                                              Frame Relay, IP
--------------------------------------------------------------------------------
Management              Plug & play,      Remotely via EMS    Remotely via EMS
                        front panel       & Telnet            & Telnet
                        configuration                         Full range of
                                                              SNMP MIBs
--------------------------------------------------------------------------------
Other                   TR - 08           TR-08               Server Cards for
Functions                                 Drop & insert       Advanced functions
                                          Voice compression   0/1 cross-connect
                                          Modular design      Redundancy
                                                              TR-08
                                                              Modular design
--------------------------------------------------------------------------------
List Price Range      $3,500 - $5,000    $7,000 - $12,000      $10,000 - $40,000

In June 1998 the Company announced the Q-155 product, which manages narrowband access devices, delivers broadband services, and acts as a gateway to both TDM and cell-based carrier networks.

PRODUCT UNDER DEVELOPMENT

                        [Q-155 PICTURE]
                              Q-155
Network                  72 T1/E1s  TDM
Connections              DS3/E3, OC3/STM 1
                         SONET/SDH
--------------------------------------------
User                     HDSL
Connections              T1/E1 & DS3/E3
                         OC3C/STM 1
--------------------------------------------
Management               Remotely via
                         OnLine
                         TL1
--------------------------------------------
Key                      3/1/0 Cross
Functions                Connect
                         ATM Switch
                         GR303/V5.2
--------------------------------------------
List Price Range        $50,000 - $100,000
--------------------------------------------
Expected Availability    December 1998

IMACS Products

The IMACS product is a modular, software-based platform that can be configured for delivering a wide variety of communications services. The product is designed for mission-critical applications and supports full redundancy for CPU, wide area network ("WAN") interfaces, power supplies and ringing generators. The components of the IMACS system architecture are the WAN modules, user modules, server modules and common equipment modules. The WAN modules provide the connections to the carrier network. The user modules connect user voice, data and video systems to the IMACS. The server modules process information flowing between user and WAN modules, performing tasks such as voice compression, ATM adaptation and inverse multiplexing. The common equipment modules contain the central processor and provide power and interface functions. Two versions of the IMACS with three unique chassis designs are available: the 3.x Host series which does not have server modules and supports an intelligent channel bank application and the 5.x Host series which offers the full functionality of an IAD. The chassis designs are the IMACS/600 and IMACS/900 which are front-access devices, and the IMACS/800 which can be accessed from the front and back. This allows the IMACS to work in any carrier environment. Environmentally hardened units are also available, including units designed for desert installation.

      The Company also offers pre-configured versions of the IMACS to address specific applications. These pre-configured products include: the BRX, which offers carriers a cost-effective solution for provisioning ISDN BRI services to remote customers, and the CellDAX, which is configured to reduce the amount of equipment at the wireless cell site, decreasing bandwidth requirements and reducing operating costs.

StreamLine

      The StreamLine product, like the IMACS, has a modular design and is software-based. It supports all of the user cards supported by the IMACS, offering carriers an inventory control and cost benefit. It is also manageable via the same EMS system that supports the IMACS. However, it only has half the footprint of the IMACS, making it ideal for space constrained collocation space and telco closets.

      As with all Premisys products, StreamLine is standards based including TR-08. The single T1/E1 design positions it for the small and medium business market that Carriers are targeting, without losing the scaleability offered by the IMACS.

SlimLine

      The SlimLine product is designed for small or remote business offices seeking plug & play provisioning of integrated T1 service. It is offered in two fixed configurations - one with 12 voice channels and two V.35 data ports, and the other with 24 voice channels and two V.35 data ports. Either or both data ports can support a low cost router for Internet and Intranet service. The chassis is a pizza-box design with configuration done with front panel dip switches. Installation is very simple.

      TR-08 support comes standard with either the 12 or 24 port voice configurations, supports FXS, loop and ground start, caller ID, and an integral CSU.

Network Management

      The IMACS and StreamLine products offer a number of network management options that are based on open industry standards in order to provide easy integration with generic network management systems and interfaces, such as the Simplified Network Management Protocol (SNMP). They can be managed locally through an attached terminal or remotely through an integral modem. Network management messaging is supported locally through TCP/IP protocol standards, including support for SLIP, and remotely through the virtual terminal TELNET protocol. Network management messaging can be sent across the network via a carrier's standards-based network infrastructure.

      The Company has also developed application software for the IMACS and StreamLine products called the Element Management System ("EMS") and the new OnLine EMS. EMS' features include fault management and statistics, remote testing and diagnostics, surveillance management, performance monitoring, software-download, inventory reporting and configuration management. These features reduce the carrier's cost of providing multiple services to its business customers by allowing remote management and control.

Q-155 Product Line

      In June 1998, at Supercomm, a major industry tradeshow, the Company demonstrated a new product, the Q-155, which is designed to bring the benefits of IADs to broadband networks. *The Q-155 is being designed to increase the utilization of higher bandwidth services such as SONET or SDH fiber optic rings. *Furthermore, the Q-155 is being designed to accept legacy TDM or advanced packet traffic and route it to the appropriate central office or data switch, again in any protocol required (SONET, SDH, ATM, TDM).

      *The Q-155 will enable carriers to deliver a variety of broadband and narrowband services to their business customers with higher utilization of their transmission networks and reduced requirements for ports on their central office cross-connects and switches. *The Q-155 is being developed utilizing technologies licensed from Positron in January 1997, and from technologies licensed from SNT in March 1998. First shipments of the Q-155 are projected for the quarter ending December 31, 1998.

      *The Q-155 is designed to complement the IMACS, StreamLine and SlimLine products as the Q-155 can integrate these devices into a total network solution. *With the addition of the Q-155 product line, Premisys products are expected to provide a full access product line offering multiple price points from a single T1 to SONET/SDH speeds and are expected to enable Premisys to offer a complete solution to network access. For a discussion of certain risks related to these new products, see "Other Factors that May Affect Future Operating Results - Rapidly Evolving Technology" within item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Marketing, Sales and Distribution

      The primary market for the Company's products is public telecommunications carriers, including major domestic carriers providing long distance and local service, competitive access providers, competitive local exchange carriers, wireless service providers, enhanced service providers and international carriers. The focus of the Company's sales strategy is to form and to support strategic relationships with telecommunications equipment suppliers, systems integrators and international distributors (collectively, "Partners"). The Company also has relationships with distributors and sells its products directly to end users on a limited basis. The Company currently has sales staff in several locations across the United States and also maintains international sales offices in Singapore, Hong Kong, Beijing, Mexico and the United Kingdom. The offices in Singapore, Beijing and Hong Kong serve the Asia/Pacific region, the office in the United Kingdom serves Europe, the Middle East and Africa and the office in Mexico serves the Latin America region. The Company's sales staff supports the sales organizations of the telecommunications equipment suppliers that distribute and market its products. In addition, the Company's sales staff provides field system training, develops new strategic relationships and, where appropriate, sells directly to carriers.

 Strategic Relationships

      The Company believes that the combination of technologies, services and support mechanisms needed to reach the world-wide market for the Company's products can best be provided through strategic relationships with leading Partners. Many of these Partners have established relationships with the public carriers and provide a broad range of services to these carriers through existing front-line service and support networks. Premisys seeks strategic relationships that offer (i) an established presence in the Company's primary markets, (ii) a product line that the IMACS product can complement to provide value-added networking solutions and (iii) a core technology that enables the telecommunications equipment suppliers to develop enhanced products with market differentiation that can be integrated with the IMACS platform.

      The Company believes that the joint development of technology demonstrates the commitment of these Partners to the IMACS product line and encourages a longer-term relationship with the Company. *The Company has completed joint development projects with Paradyne, Lucent, Northern Telecom, Alcatel and Motorola, which has led to IMACS products being sold as components of these companies' specific products.

      The Company's agreements with Partners generally grant non-exclusive licenses to distribute and, based on volume, provide for certain discounts on the purchase prices of the Company's products. *Any Partner that markets and sells the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these Partners will continue to place orders with the Company or that the Company will be able to obtain orders from new customers or end users. *The loss of any one or more of the Company's strategic Partners would have a material adverse effect on the Company's business and operating results. The Company derived approximately 77%, 77% and 81% of its revenues from its Partners in fiscal 1996, 1997 and 1998, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Revenues" and "- Other Factors That May Affect Future Operating Results Relationship with Paradyne."

 Distributors

      The Company also uses a select number of VARs, system integrators and distributors to market and sell its products. These customers generally sell the Company's products to smaller carriers and corporations accessing public networks as well as to service international markets where the VAR or distributor is located. The Company derived approximately 11%, 19% and 10% of its revenues from value added resellers and non-strategic distributors in fiscal 1996, 1997 and 1998, respectively.

Direct Sales

         Direct sales by the Company to carriers and end users to date has represented a minor part of the Company's business. Generally, the Company sells directly only to carriers that have their own established support and service infrastructures and to end users within market segments where the Company's strategic telecommunications equipment suppliers, distributors and VARs cannot cost-effectively market and sell the Company's products. The Company derived approximately 12%, 4% and 9% of its revenues from direct sales in fiscal 1996, 1997 and 1998, respectively. Direct sales by the Company to CLECs and Alternative Carriers is a rapidly growing and dynamic opportunity. The Company believes that these new and generally small carriers are not aggressively targeted by large telecommunications equipment providers much as the small and medium business customers are not aggressively targeted by the ILECs or PTTs. Moreover, the Company believes that its products are ideally suited to these new carriers offering bundled services, a range of technologies, protection of legacy investment, and low cost implementation. The Company intends to augment its technical support, training, collateral development and marketing to actively develop its direct sales capabilities.

Customer Support

      The first level of customer support for the Company's products is provided by the Partners that sell the Company's products directly to the end user. The Company's personnel provide backup support and training. When a Partner is not able to provide solutions to product problems, service personnel contact the Company's customer support group, which has hardware and software products configured to simulate networking problems. In some cases, the Company's customer support representatives dial into the end user network to assist directly in troubleshooting and problem isolation. Customer support representatives are available by telephone 24 hours a day, 7 days a week. The Company also provides on-site service when requested.

      The Company's products have been designed to ensure that problems can be easily diagnosed. All voice and data modules contain integral testing suites that allow isolation of networking problems. The Company currently warrants its systems products against workmanship or defects for five years and its network management software products for 90 days. During the warranty period, Premisys repairs or replaces any failed system component at no charge.

      The Company also provides technical training either at the sites of its strategic Partners or at Company facilities. Training courses include the theory of operation, equipment diagnostics and the testing and troubleshooting of both the equipment and the network. Train-the-trainer courses are also offered to help the telecommunications equipment suppliers educate their support personnel.

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

     The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, Inc., both of these companies offer broad lines of products including access devices for business applications. *The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. Since Premisys began selling SlimLine and StreamLine products, it has faced additional competition from both start-ups and existing telecommunications equipment manufacturers selling channel bank and CSU/DSU products. *The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. *Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop other products that could be sold for selected applications for which the Company's products are currently provided. *Successful, timely development and market acceptance of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. *To the extent that current or potential competitors can expand their current offerings to include access to circuit, packet and cell switching in an integrated product, the Company's business and operating results could be materially adversely affected. Many of the Company's competitors have technical, financial, manufacturing and marketing resources significantly greater than those of the Company. In addition, many of such competitors have long-established relationships with public carriers. *There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.


Manufacturing and Suppliers

      The Company's manufacturing operations consist primarily of materials planning and procurement, module testing and quality control. The Company relies on contract manufacturers, primarily in the United States. The Company's reliance on third-party subcontractors reduces the Company's flexibility and responsiveness to changes. For example, contract manufacturers are not as quick as internal manufacturing organizations to react to new products or changes in product designs or product quantities. Use of contract manufacturers can expose Premisys to supply interruptions due to production, quality or financial problems of its contractors. *This loss of flexibility or supply interruption can result in shipment delays, which could have a material adverse effect on the Company's business and operating results. The Company believes, however, that by using a limited number of third-party subcontractors, it is in a better position to reduce product costs, acquire additional capacity and reduce its capital investment. All testing of the Company's products is performed by the Company at its Fremont, California facility. Products are rigorously tested using automated test equipment prior to shipment to customers. All printed circuit board assemblies are tested individually. To date, the Company has experienced no adverse affects on flexibility or responsiveness to changes due to the Company's use of third-party subcontractors.

      Generally, the Company uses industry standard components for its products. It uses field programmable gate arrays with erasable programmable memory rather than custom integrated circuits in order to maximize its ability to customize products quickly for individual carriers and add product features. Certain components used in the Company's products, including microprocessors and communications chips that are manufactured by Motorola, Siemens AG, Xilinx, Lucent and National Semiconductor, are currently available from only one supplier. In the past, the Company has experienced shortages of certain of these and other components because of vendor production or quality problems and the inability of suppliers to increase delivery rates to meet the Company's requirements. In the past certain components have been in short supply within the Company's industry, and in such cases, Premisys must compete for these components with larger companies that often have longer established relationships with these vendors. Component shortages and delays have on occasion resulted in delays in the shipment of the Company's products, and the component shortages have also on occasion resulted in higher component costs. Certain components used in the Company's products require an order lead time of up to one year. *Other components that currently are readily available may become difficult to obtain in the future. *Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company, which could have a material adverse effect on the Company's business and operating results. *Alternatively, ordering too much of a component in advance could lead to excess inventory, which could have a material adverse effect on the Company's business and operating results.

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

Research and Development

      During fiscal 1996, 1997 and 1998, total research and development expenditures were $7.5 million, $10.5 million and $16.2 million, respectively. All research and development expenditures are expensed as incurred. In addition, in fiscal 1997 and 1998 the Company incurred a charges of $4.0 million and $4.4 million for licenses to certain SONET and SDH based technologies and cell and packet technologies, respectively. See "Results of Operations - Acquired In-Process Technology" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

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

     In fiscal 1997 and 1998, the Company's research and development activities focused on the development and release of the SlimLine, StreamLine and Q-155. The SlimLine and StreamLine were released in the March and June 1998 quarters, respectively. The prototype version of the Q-155 was demonstrated at the trade show Supercomm in June 1998 and is expected to be available in the quarter ending December 31, 1998. Premisys licensed SONET/SDH technology from Positron in the March, 1997 quarter and licensed cell and packet switching technologies from SNT in the March 1998 quarter; the Company plans to integrate these technologies into future versions of Q-155.

      *Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. *Such errors have occurred in the past year, and there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. *The occurrence of such errors have in the past resulted (including during fiscal 1997 and 1998), and could in the future, result in the loss or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's quarterly operating results and its market opportunities. *As the functionality and complexity of the Company's products continue to grow, the Company may experience an increased incidence of such errors or failures, as well as delays in introducing its products.

      As of June 30, 1998, 106 employees were engaged in research and development programs, including hardware and software development, test and engineering support personnel. The Company believes that recruiting and retaining engineering personnel is essential to its success. *To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Dependence on Key Personnel."

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

Employees

      At June 30, 1998, Premisys employed 331 individuals on a full-time equivalent basis. Of these, 121 were involved in sales, marketing and customer support, 106 in research and development, 74 in manufacturing, and the remaining 30 in administration and finance. The Company also uses contractors and temporary workers. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. *The Company's future success will depend on its ability to attract, motivate and retain highly skilled employees, the competition for whom is intense. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Dependence on Key Personnel."

Item 2.  Properties

     The Company's principal offices are located in three facilities, totaling 150,281 square feet, leased by the Company in Fremont, California. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through December 31, 2005. In addition, the Company leases facilities in Florida, Canada, Singapore, Hong Kong, the United Kingdom and the Peoples Republic of China. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through September 30, 2003. Approximately 60% of the space in the Fremont, California facilities is used or reserved for manufacturing, product development and testing; the balance of the space is used or reserved for sales, marketing and other general administrative activities. See Note 9 of Notes to Consolidated Financial Statements. The Company believes that its present facilities are well maintained and are in good operating condition.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


Price Range of Common Stock

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PRMS." The Company's Common Stock commenced trading on the Nasdaq National Market on April 6, 1995. The following table lists the high and low closing prices during fiscal 1997 and fiscal 1998.



                                                     High         Low

    Fiscal  1997:
             First Quarter                           $ 62 3/4     $ 29 1/8
             Second Quarter                          $ 54 1/2     $ 35 3/8
             Third Quarter                           $ 37 1/4     $  7 1/8
             Fourth Quarter                          $ 16 1/4     $   73/4

    Fiscal  1998:
             First Quarter                           $ 25 1/4     $ 15
             Second Quarter                          $ 33 1/4     $ 20 3/8
             Third Quarter                           $ 29 3/4     $ 18 13/16
             Fourth Quarter                          $ 32 1/4     $ 22 1/2


      There were approximately 169 holders of record of the Company's Common Stock as of September 11, 1998.

Dividend Policy

      The Company has not paid any cash dividends on its capital stock to date. *The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                                 Year Ended June 30, (1)
                                     -------------------------------------------------
                                      1994      1995       1996      1997      1998
                                     --------  --------  --------- ---------  --------
                                          (in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues                             $ 17,164  $ 30,888  $  73,912 $  78,358  $102,298
Income from operations                    961     4,784     24,577    15,213    18,371
Net income                           $    886  $  3,967  $  16,788 $  10,891  $ 13,715
                                     ========  ========  ========= =========  ========

Net income per share - Basic         $   1.03  $   0.60  $    0.70 $    0.44  $   0.54
                                     ========  ========  ========= =========  ========
Net income per share - Diluted       $   0.05  $   0.18  $    0.64 $    0.41  $   0.50
                                     ========  ========  ========= =========  ========
Shares used in computing net income per share
   Basic                                  856     6,622     23,876    24,722    25.569
                                     ========  ========  ========= =========  ========
   Diluted                             17,107    22,246     26,389    26,498    27,495
                                     ========  ========  ========= =========  ========


                                                    As of June 30, (1)
                                     --------------------------------------------------
                                      1994      1995       1996      1997       1998
                                     --------  --------   --------  --------   --------
                                                      (in thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and
short-term investments               $  6,533  $ 42,963   $ 60,861  $ 73,224   $105,981
Working capital                         8,537    45,520     74,853    90,263    112,079
Total assets                           12,643    52,621     87,522   107,101    138,757
Long-term debt                            194       109         91         9        ---
Mandatorily redeemable convertible     18,217       ---        ---       ---        ---
preferred stock
Total stockholder's equity (deficit) $(8,638)  $ 47,007   $ 77,580  $ 96,817   $120,776

Quarterly Financial Data

      The following table sets forth certain unaudited quarterly financial data for each quarter of fiscal 1997 and 1998. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. *The operating results for any quarter are not necessarily indicative of results for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Fluctuations."

                                              Quarter Ended
                   --------------------------------------------------------------------
                           Fiscal 1997 (1)                    Fiscal 1998 (1)
                   --------------------------------   ---------------------------------
                   Sept 30,  Dec 31,  Mar 31,   June 30, Sept 30,  Dec 31,   Mar 31, June 30,
                     1997     1997     1997       1997     1997     1997      1998     1998
                   -------- -------- --------  --------  -------- --------  -------- --------
                                  (in thousands, except per share data)

Revenues          $ 24,294 $ 26,356  $ 12,237  $ 15,471  $ 19,285 $ 24,616  $ 27,154 $ 31,243
Gross Profit        15,763   17,588     7,913     9,832    12,067   16,338    18,045   20,262
Income (loss)
from operations      8,788    9,335  (4,152)(2)   1,242     3,536    5,498   2,000(3)   7,337
Net income (loss) $  5,723 $  6,098 ($2,109)(2)$  1,180  $  2,677 $  4,012  $1,841(3)$  5,185
                  ======== ========  ========  ========  ======== ========  ======== ========

Net income per
share-Basic       $   0.23 $   0.25  ($ 0.09)  $   0.05  $   0.11 $   0.16  $   0.07 $   0.20
                  ======== ========  ========  ========  ======== ========  ======== ========
Net income per
share-Diluted     $   0.22 $   0.23  ($ 0.09)  $   0.04  $   0.10 $   0.15  $   0.07 $   0.19
                  ======== ========  ========  ========  ======== ========  ======== ========

Shares used in computing net income per share
     Basic          24,432   24,550    24,764    25,142    25,308   25,462    25,630  25,874
     Diluted        26,479   26,721    24,764    26,501    27,287   27,578    27,507  27,608
                  ======== ========  ========  ========  ======== ========  ======== =======

---------------------------------
   (1)The Company  uses a fiscal  year ending on the Friday  closest to June 30.
      For ease of presentation, however, annual and quarterly periods during fiscal 1996, 1997 and 1998 are shown in this Form 10-K as ending on the last day of the last calendar month in such year and quarter, respectively.

   (2)Includes a $4,000,000 charge for a technology license. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquired In-Process Technology" of this Form 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Operating Expenses" of the Form 10-K for the year ended June 30, 1997.

   (3)Includes a $4,431,000 charge for a technology license. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquired In-Process Technology" of this Form 10-K and Note 3 of Notes to Consolidated Financial Statements.

Item 7.     Management's   Discussion  and  Analysis  of  Financial  Condition
            and Results of Operations

      As indicated in the first paragraph of Item 1, above, this Form 10-K contains certain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The Company has identified by asterisks (*) various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends," "will" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-K involve numerous risks and uncertainties which are described throughout this Form 10-K, such as those referenced in the first paragraph of Item 1, above, and other factors described throughout this Form 10-K, including under "Revenues" and "Other Factors That May Affect Future Operating Results" within this Item 7. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

Overview

      Premisys was founded in July 1990 and became a publicly owned corporation in April 1995. The Company develops, manufactures, and markets access products for use by telecommunications carriers for delivering a wide variety of voice and data services to its business customers.

      The Company's products enable carriers to deliver multiple services with a single device. The Company's IMACS product supports the widest range of services and up to eight T1 or E1 connections; its StreamLine product, which was derived from the IMACS, supports the same voice services and most of the data services offered by the IMACS, but has a single T1 connection; its SlimLine product supports a limited number of voice and data services and has one T1 connection; its Q-155 product, not yet released, is a broadband integrated access device combining TDM, ATM and Sonet/SDH on a single platform which accommodates a wide range of voice and data services. Although the IMACS accounted for nearly all of the Company's revenues in fiscal 1996, 1997 and 1998, the Company's new products provide additional options in order to offer carriers more complete solutions to provide delivery of services to their business customers.

      Most of the Company's products are deployed in new networks, typically built by new carriers, such as CLECs in the United States and new wireless service providers.

      The Company sells its products worldwide, primarily through large telecommunications equipment suppliers, systems integrators and distributors. The Company derived 11%, 7% and 5%, respectively, of its revenues from direct sales to international customers in fiscal 1996, 1997 and 1998. (International sales through domestic suppliers and distributors are reflected in the Company's domestic revenues). *The Company intends to continue to expand its operations outside the United States and anticipates that direct sales to international customers will increase in the future, both in absolute dollars and as a percentage of the Company's revenues. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and telecommunications authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, currency conversion risks, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. See " - Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution."

Results of Operations

Revenues

      Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. Revenues in fiscal 1996, 1997 and 1998 were $73,912,000, $78,358,000 and $102,298,000, respectively. The majority of the revenue increases from fiscal 1996 to fiscal 1997 and from fiscal 1997 to fiscal 1998 were attributable to unit growth. The rate of revenue growth in fiscal 1997 over fiscal 1996 was significantly lower than the rates of growth of revenues in earlier years. Although the Company maintained a significant level of revenue growth during the first two quarters of fiscal 1997 as compared to the first two quarters of fiscal 1996, the Company experienced a large decrease in revenues in the quarters ended March 31, 1997 and June 30,1997 as compared to the quarters ended March 31, 1996 and June 30, 1996, respectively. The decrease from revenues of $26,356,000 in the quarter ended December 31, 1996 to $12,237,000 in the quarter ended March 31, 1997 was due primarily to several major deployments of the Company's IMACS product being deferred or lost by domestic and international distribution partners. An important contributor to the Company's unit growth in fiscal 1998 has been its success with domestic CLECs, most notably MCI through the Company's strategic relationship with ADC. Sales to CLECs have been realized both through distribution partners and direct sales. The Company's list prices for its products did not change significantly from fiscal 1996 through fiscal 1998. The impact of average selling price fluctuations on revenues during these comparison periods was not significant. The average revenue to the Company per entire system decreased from fiscal 1996 to fiscal 1997 and was relatively unchanged from fiscal 1997 to fiscal 1998. * The Company expects that its rate of revenue growth from fiscal 1998 to fiscal 1999 will be the same or greater than the 31% growth rate experienced in fiscal 1998. *However, the Company's expectations regarding future revenue levels are subject to numerous risks and uncertainties, including limited order backlog, the level of capital expenditures by CLEC's and other carriers and its relationships with its strategic partners and the introduction of new products. See "-Other Factors That May Affect Future Operating Results -Indirect Channels of Distribution," "-Slowdown in Telecommunications Carriers Capital Expenditures," "-Mergers of the Company's Customers" and "-Rapidly Evolving Technology."

      The following table sets forth, for the periods indicated, the revenues generated by customers which accounted for 10% or more of the Company's revenues in fiscal 1996, 1997 or 1998, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.

Source of Revenues
------------------
                           Fiscal      % Change    Fiscal      % Change     Fiscal
                            1996                    1997                     1998
                        ------------   -------- ------------   --------  ------------

ADC                     $ 11,464,000     (16%)  $  9,576,000      214%   $ 30,024,000
Paradyne                  24,446,000      (5%)    23,355,000      (34%)    15,345,000
Motorola                  10,838,000      11%     11,996,000       (9%)    10,946,000
DSC                          (a)          ---      7,950,000       ---        (a)
Other Domestic            18,594,000       6%     19,802,000      107%     41,043,000
Customers
International Customers    8,570,000     (34%)     5,679,000      (13%)     4,940,000
                        ------------   -------- ------------   --------  ------------
    Total Revenues      $ 73,912,000       6%   $ 78,358,000       31%   $102,298,000
------------------------============   ======== ============   ========  ============

Percentage of Total Revenues
                           Fiscal                  Fiscal                   Fiscal
                            1996                    1997                     1998
                           ------                  ------                   ------

ADC                           16%                     12%                      29%
Paradyne                      33%                     30%                      15%
Motorola                      15%                     15%                      11%
DSC                          (a)                      10%                     (a)
Other Domestic Customers      25%                     26%                      40%
International Customers       11%                      7%                       5%
                           ------                  ------                   ------
    Total Revenues           100%                    100%                     100%

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

      The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the marketing and sale of the Company's products by Paradyne to Lucent. See "-Other Factors That May Affect Future Operating Results - Relationship with Paradyne." The Company also has a strategic relationship with ADC that has recently involved the marketing and sale of a significant amount of the Company's products to MCI. Shipments to Paradyne and ADC have generated a substantial portion of the Company's revenues to date. *The Company expects that sales to Paradyne will increase somewhat in fiscal 1999 and that a decrease in sales to ADC in fiscal 1999 will be offset by increases to other customers such as WorldCom and Teleport. *Paradyne and ADC are not subject to any minimum purchase requirements, and there can be no assurance that Paradyne or ADC will continue to place orders with the Company. *Significant reductions in shipments to Paradyne or ADC (or their customers) could have a material adverse impact on the Company's business and operating results.

Gross Profit
                Fiscal 1996   % Change  Fiscal 1997   % Change   Fiscal 1998
                -----------   --------  -----------   --------   -----------
Gross Profit    $47,494,000       8%    $51,096,000      31%     $66,712,000
As a percentage
 of revenues        64%                     65%                      65%

      Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit improved from fiscal 1996 to fiscal 1997 and from fiscal 1997 to fiscal 1998 primarily as a result of increased unit volumes. The slight increase in gross margin from fiscal 1996 to fiscal 1997 was the result of lower product costs and a further shift in customer mix toward customers who purchase the Company's products at higher prices, which were partially offset by an increase in discounts and the sale of fewer modules per platform. Gross margin was relatively unchanged from fiscal 1997 to fiscal 1998. *The Company expects its gross margins for fiscal 1999 to decline somewhat from the 65% realized in fiscal 1998 due primarily to changes in product mix. *However, achievement of the Company's expectations is subject to a number of uncertainties, including customer mix, the mix and volume of products sold and the Company's ability to realize expected revenue levels.

Research and Development Expenses

                      Fiscal 1996  % Change  Fiscal 1997   % Change  Fiscal 1998
                      -----------  --------  -----------   --------  -----------
Research and
development expenses   $7,468,000      41%   $10,519,000      54%    $16,205,000
As a percentage of
revenues                  10%                     13%                     16%

      Research and development expenses consist of personnel costs, contract development fees, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $3,051,000, or 41%, from fiscal 1996 to fiscal 1997 and $5,686,000, or 54%, from fiscal 1997 to fiscal 1998. The increase from fiscal 1996 to fiscal 1997 and from fiscal 1997 to fiscal 1998 was primarily due to additional personnel for the purpose of expanding the Company's product line and, to a lesser extent, increased consulting and supply expenses. In fiscal 1998 the Company's development activities focused on the development of the SlimLine, StreamLine and Q-155 products. See "-Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology." Research and development expenses increased as a percentage of the Company's revenues from 10% in fiscal 1996 to 13% in fiscal 1997 and to 16% in fiscal 1998. The increase in expenses as a percentage of revenues from fiscal 1996 to fiscal 1997 was primarily due to the fact that while research and development expenses grew as planned, the Company's revenues did not. The increase from fiscal 1997 to fiscal 1998 was the result of the increased research and development activities discussed above. *The Company anticipates that the amount of these expenses will increase in fiscal 1999, but as a percentage of revenues, will decrease slightly in fiscal 1999 as compared to fiscal 1998. *However, the expected decrease in research and development expenses as a percentage of revenues is subject to, among other things, the Company's level of revenues.

Acquired In-Process Technology

      In the quarter ended March 31, 1997, the Company executed a technology license agreement with Positron. The Company licensed certain SONET and SDH based technologies for use in its future products, including the Q-155, which was announced in June 1997. *First shipments of the Q-155 are projected in the quarter ending December 31, 1998. *However, achievement of this is subject to a number of uncertainties, including undetected errors and incompatibilities with installed products.

      The licensed technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products. The licensed technology also includes the right to use and manufacture Positron proprietary application-specific integrated circuits (ASICs), and training and integration assistance on all design materials.

      The Company will pay Positron $4 million of license fees over three years. Positron will also be paid a royalty on the Company's products utilizing the licensed technology up to a maximum of $4 million. Thus, total payments to Positron will be between $4 million and $8 million. The Company expensed the $4 million of license fees in the quarter ended March 31, 1997, resulting in a $0.09 per share earnings reduction. Payments of license fees to Positron in fiscal 1997 and 1998 totaled $2.0 million and $1.0 million, respectively. *If the Company is unsuccessful in developing the product, this technology has no alternative use. See "-Other Factors That May Affect Future Operating Results Rapidly Evolving Technology."

      In the quarter ended March 31, 1998, the Company announced the execution of a technology license agreement with SNT. SNT's technologies will provide the Company with a non-blocking switching core expandable to 11.6 Gbs, ATM interfaces to OC-3 and OC-12, 10/100MB Ethernet/Fast Ethernet interfaces, and related software. *The Company will use these technologies to develop broadband ATM and IP multiservice platforms. *However, there can be no assurance that the Company will be able to integrate successfully this technology into its products. *If the Company is unsuccessful in developing the product, this technology has no alternative use. See "-Other Factors That May Affect Future Operating Results Rapidly Evolving Technology."

      The Company paid a total of $4.4 million for licensing SNT technologies and related software. The Company expensed these fees as a purchase of in-process research and development in the quarter ended March 31, 1998 resulting in a $0.10 per share earnings reduction. The Company also received options to license future releases of SNT software for additional fees.

Selling, General and Administrative Expenses

                        Fiscal 1996  % Change  Fiscal 1997  % Change Fiscal 1998
                        -----------  --------  -----------  -------- -----------
Selling, general and
administrative expenses $15,449,000     38%    $21,364,000     30%   $27,705,000
As a percentage of
revenues                     21%                    27%                   27%

      Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses increased $5,915,000, or 38%, from fiscal 1996 to fiscal 1997 and $6,341,000, or 30%, from fiscal 1997 to fiscal 1998. The increases during the comparison periods were primarily the result of increased staffing, primarily for sales, and associated expenses, such as payroll taxes and sales commissions and to a lesser extent increased occupancy and travel expenses. Selling, general and administrative expenses increased as a percentage of the Company's revenues from 21% in fiscal 1996 to 27% in fiscal 1997 and was unchanged at 27% in fiscal 1998. The increase in these expenses as a percentage of revenues from fiscal 1996 to fiscal 1997 was due to the fact that while selling, general and administrative expenses grew as planned, the Company's revenues did not. *The Company anticipates that the amount of these expenses will increase in fiscal 1999, but will decrease somewhat as a percentage of revenues in fiscal 1999 as compared to fiscal 1998. *However, the expected decrease in selling, general and administrative expenses as a percentage of revenues is subject to, among other things, the Company's level of revenues.

Interest and Other Income, Net
                       Fiscal 1996  % Change  Fiscal 1997  % Change  Fiscal 1998
                       -----------  --------  -----------  --------  -----------
Interest and other
income, net             $1,899,000     39%     $2,641,000     29%     $3,399,000
As a percentage of
revenues                     3%                     3%                     3%

      Interest and other income, net consists of interest income, interest expense and, to a much lesser extent, foreign currency gains and losses. The increase in interest and other income, net for all comparison periods was primarily due to increased interest income from higher cash balances resulting from the positive cash flow from operating activities.

Provision for Income Taxes
                       Fiscal 1996  % Change  Fiscal 1997  % Change  Fiscal 1998
                       -----------  --------  -----------  --------  -----------
Provision for income
taxes                   $9,688,000    (28%)    $6,963,000     16%     $8,055,000
As a percentage of income
before income taxes         37%                    39%                    37%

      The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective rate for fiscal 1996 was 37% which was less than the combined federal and state statutory rate due to the release of the remaining valuation allowance on deferred tax assets. The Company's effective income tax rate for fiscal 1997 was 39% which was also less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio and anticipated utilization of research and development tax credits available in fiscal 1997. The Company's effective income tax rate for fiscal 1998 was reduced to 37% due to increased tax exempt income from the Company's municipal securities portfolio and the reversal of a portion of prior year timing differences for book versus tax purposes. *The Company anticipates that its effective income tax rate will remain unchanged in fiscal 1999.

Net Income per Share
                       Fiscal 1996  % Change  Fiscal 1997  % Change  Fiscal 1998
                       -----------  --------  -----------  --------  -----------
Net income             $16,788,000            $10,891,000            $13,715,000
Net income per share         $0.64    (36%)         $0.41      22%         $0.50
(diluted)
Shares used in
computing diluted net
income per share        26,389,000      1%     26,498,000       3%    27,495,000

      The decrease in net income per share from fiscal 1996 to fiscal 1997 was due to the decrease in net income, which resulted principally from the slower than planned rate of growth in revenues, operating expenses increasing at a higher rate than revenues and the charge associated with the Positron licensing agreement. The Company expensed the $4 million of license fees for the Positron agreement in fiscal 1997, which reduced net income per share in fiscal 1997 by $.09. The increase in net income per share for fiscal 1998 was due to the increase in net income, which was a result of the rate of growth of the Company's revenues being greater than the rate of growth in the Company's operating expenses. This increase in net income per share was slightly offset by a greater number of weighted average common shares and common share equivalents used to calculate net income per share. Net income for fiscal 1998 was reduced by license fees paid to SNT, as discussed above. The Company expensed $4.4 million of license fees for the SNT agreement in fiscal 1998, which reduced reported net income per share in fiscal 1998 by $0.10.

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

Liquidity and Capital Resources
                       Fiscal 1996 % Change  Fiscal 1997  % Change  Fiscal 1998
                       ----------- --------- -----------  --------- -----------
Net  cash   provided
by operating activities $6,115,000     51%    $9,233,000     189%    $26,629,000
Year  end   cash,
cash equivalents and
short-term investments $60,861,000     20%   $73,224,000      45%   $105,981,000
Year end
working capital        $74,853,000     21%   $90,254,000      24%   $112,079,000

      In fiscal 1998, net cash of $26.6 million was provided by operating activities primarily due to net income, a decrease in inventories and prepaid expenses and other assets and an increase in accrued liabilities and accounts payable, which were partially offset by an increases in accounts receivable.

      The Company purchased $4.1 million of property and equipment in fiscal 1998, primarily for computers and peripherals and machinery and equipment. See
Note 2 of Notes to Consolidated Financial Statements. Financing activities provided $10.3 million of cash in fiscal 1998. The primary sources of financing in fiscal 1998 were the tax benefits of disqualifying dispositions of exercised stock options and the issuance of Common Stock in connection with the Company's employee benefits plan.

      At June 30, 1998, the Company's principal sources of liquidity included $106 million of cash, cash equivalents and short-term investments, and the Company had working capital of approximately $112.1 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. See Note 9 of Notes to Consolidated Financial Statements. *The Company believes that available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least the next 18 months.

         On August 31, 1998, the Company's Board of Directors authorized repurchase, at management's discretion, of up to four (4) million shares of the Company's Common Stock over the subsequent 12 months at market prices not to exceed $14.00 per share and as the market and business conditions warrant. By September 17, 1998, the Company had repurchased for cash 890,000 shares at market prices ranging from $8.69 to $10.81 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. The Company had a maximum potential obligation related to the put warrants of $21.3 million. The put warrants and call options expire in equal amounts (50% each) on January 15, 1999 and September 15, 1999.

On September 17, 1998, the Company's Board of Directors ("Board") adopted a Stockholder Rights Plan ("Plan") designated to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. Pursuant to the Plan, the Board declared a dividend of one preferred share for each share right ("Right") of the Company's Common Stock outstanding on October 5, 1998. Each Right becomes exercisable to purchase one one-hundredth (1/100) of a share of Series A Junior Participating Preferred Stock at an exercise price of $80.00. The Rights will expire on September 18, 2008. The Company may redeem the Rights at a price of $0.001 per Right.





Other Factors That May Affect Future Operating Results

      As referenced in the first paragraph of Item 1, this section consists primarily of forward-looking statements but does not include asterisks for improved readability.

      INDIRECT CHANNELS OF DISTRIBUTION. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of the strategic Partners that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these strategic Partners will continue to place orders with the Company or that the Company will be able to obtain orders from new strategic Partners or end users. See "-Relationship with Paradyne." strategic Partners could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "Competition." In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in the quarters ended September 30 and December 31, 1997, March 31, 1998 and June 30, 1998, shipments of the Company's products to a CLEC, MCI, through ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for such quarters. Revenues derived from particular carrier projects are often difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. Such delays occurred in the quarter ended March 31, 1997, and materially adversely affected the Company's business and operating results for that quarter. Such delays may occur in the future and would have a similar impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports or in the capital expenditures of the end user customer, consolidation among carriers and delays in obtaining regulatory approvals for new tariffs. See "-Slowdown In Telecommunications Carriers' Capital Expenditures" and "-Mergers of the Company's Customers." Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology." In fiscal 1997, a delay of the development and release of a new feature resulted in a loss of a large, forecasted shipment. In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

      SLOWDOWN IN TELECOMMUNICATIONS CARRIERS' CAPITAL EXPENDITURES. Currently, the end user customers for the Company's products are primarily CLECs and interexchange carriers ("IXCs"). These carriers have been expanding their local networks at a rapid pace in the past two years to provide services to small and medium-sized businesses that have historically been served inadequately by ILECs. Based on industry information, it now appears likely that the pace of capital expenditure growth by the CLECs and IXCs will slow significantly. The Company believes that there are a number of reasons for this potential slowdown. The largest U.S. CLECs and the IXCs which have been entering local markets have already built out major portions of their planned local networks using the billions in capital raised in the past two years. The Company believes that the smaller U.S. CLEC's may have difficulty continuing to raise capital in the chaotic financial markets that may persist over the next year. Capital spending by carriers serving businesses in the Japan, Southeast Asia, Eastern Europe and Latin America markets are also being negatively impacted by the continuing financial crisis in Japan and Asia and looming problems in the economies of the other markets. Besides reducing the rate of growth of the markets into which the Company sells, the Company believes that this near global slowdown in capital spending increases the intensity of price competition for these markets. While the Company has recently introduced its StreamLine and SlimLine products which are more price competitive than the IMACS platform, which has historically produced most of its revenues, these new products must compete with an increasing number of low priced IADs. As a result of the slowdown in telecommunications carriers' capital expenditures and related increase in price competition, the Company may find it more difficult to achieve expected levels of revenues and profitability.

      MERGERS OF THE COMPANY'S CUSTOMERS. A number the largest CLECs which use the Company's products have announced plans to merge with larger carriers over the next several quarters. MCI has announced an intention to merge with WorldCom; Teleport has announced an intention to merge with AT&T; and GTE has announced an intention to merge with Bell Atlantic. The Company believes that part of the impetus for each of these mergers is to increase the combined carrier's ability to compete for local access markets. In the long term, the Company believes that this should cause capital spending on local access, in which the Company's products serve a vital function, to grow significantly. However, over the next several quarters, as these mergers are consummated, it is likely that capital expenditures will be temporarily deferred as the newly combined companies evaluate inventories of undeployed equipment, potential overlaps in network deployment plans, strategies for on-net versus off-net deployments, and assignment of responsibilities for deployments in targeted local markets. This risk of a deferral in expenditures on local access, including expenditures for the Company's products, has already materialized in the case of MCI. Not only may this risk be realized repeatedly as the Teleport and GTE mergers are completed in up-coming quarters, but the slowdown in expenditures may persist for multiple quarters following the mergers. In addition, the increased buying power wielded by these merged carriers and by merged equipment suppliers, such as Alcatel and DSC, is likely to place added competitive price pressure on equipment manufacturers such as Premisys.

      QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages (see "-Dependence on Certain Suppliers"), and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past, including the quarter ended March 31, 1997) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. In the quarter ended March 31, 1997, the Company experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reduction, which resulted in a net loss. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

      COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, Inc., which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. As Premisys begins shipping its SlimLine and StreamLine products, it expects to face additional competition from channel bank and CSU/DSU vendors as well as with new startups focusing on the access equipment market. See "-Relationship With Paradyne." The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development or acquisition of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. In addition, certain of the telecommunications equipment suppliers which market the Company's products have recently either acquired or expressed an interest in acquiring companies which have products or technologies that may be adapted to compete with the Company's products in the future.

      LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time, including the four quarters of fiscal 1997, recognized a majority of its revenues from sales booked and shipped in the last month of a quarter. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in some circumstances, create risk of excess or inadequate inventory, which may have an adverse affect on the Company's business and operating results. The Company's agreements with its customers typically allow customers to cancel orders or delay scheduled shipments without penalty until a relatively short period of time before planned shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenues for a quarter or series of quarters. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, the Company believes that its backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

      RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include cell and packet technologies and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. For example, the Company has licensed certain technology from Positron for inclusion in the Company's Q-155 products, which were announced in June 1997 and are expected to begin shipping in the quarter ending December 31, 1998. Also, in the quarter ended March 31, 1998, the Company licensed cell and packet technologies from SNT. The Company intends to ship products based upon the SNT technology in calendar 1999. However, there can be no assurance that the Company will be able to successfully integrate the SNT or Positron technology into new products within such time frames, or at all. In addition, failure to achieve market acceptance of the recently introduced SlimLine and StreamLine products could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

      RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of the Company's IMACS product by Paradyne. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities, as defined under the agreement. At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which - Lucent would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys believes that the higher capacity models of Paradyne's 916x series offer features that are similar to those of the Company's IMACS and StreamLine products. See "-Competition" and "-Rapidly Evolving Technology." In the quarter ended December 31, 1997, the Company entered into an OEM agreement with Lucent for the purchase of the SlimLine and StreamLine products directly from Premisys. Although sales to Paradyne declined 34% from fiscal 1997 to fiscal 1998, shipments to Paradyne continued to represent a significant portion of the Company's revenues in fiscal 1998. Neither Paradyne nor Lucent are subject to any minimum purchase requirements, and there can be no assurance that they will continue to place orders with the Company. Significant reductions in shipments to Paradyne could have a material adverse effect on the Company's business and operating results.

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

      DEPENDENCE ON KEY PERSONNEL. The Company's success to date has been significantly dependent on the contributions of its senior officers and other key employees. Certain of the Company's senior officers, including its Chief Executive Officer, Senior Vice President, Sales and Marketing and its Senior Vice President, Finance and Administration, and Chief Financial Officer, have only recently assumed their current positions. The loss of the services of any one of the Company's senior officers or key employees could have a material adverse effect on the Company's business and operating results. The Company's success also depends to a significant extent on its ability to attract and retain additional highly-skilled technical, managerial and sales and marketing personnel, the competition for whom is intense.

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

      YEAR 2000 RISKS. The Company has a formal Year 2000 Conformance Project in place that focuses on three key readiness areas: (1) internal infrastructure readiness, addressing internal information systems and non-information technology systems; (2) supplier readiness, addressing the preparedness of our supplier base; and (3) product readiness, addressing the Company's product functionality, which includes customer support of the installed base of the Company's product. For each readiness area, a task force is systematically performing a Company-wide risk assessment, conducting testing and remediation, and communicating with employees, suppliers, customers and other third party business partners to raise awareness of the Year 2000 problem. Following are overviews of each readiness area and the Company's progress thereon for becoming ready for the Year 2000. Internal infrastructure readiness: An assessment of internal and computer software and hardware is being completed with the assistance of a third party. The Company is in the process of migrating to an upgraded version of its enterprise-wide accounting and manufacturing system, which will be Year 2000 compliant. For other systems, the Company has identified all non-compliant systems, established a project for prioritized system compliance, and is in the process of executing under such compliance project. With respect to the Company's enterprise-wide accounting and manufacturing system, compliance is scheduled for completion by November 1998. Other systems are scheduled to be compliant no later than May 1999. In addition to applications and information technology hardware, the Company is testing and developing remediation plans for embedded systems, facilities and other operations. Supplier readiness: This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services, and (2) a supplier's products compliance with Year 2000. Suppliers are being identified and contacted based on their relative risk in these two areas. The Company has received responses from a significant number of its preferred suppliers. Most of the respondents are in the process of developing remediation plans. Supplier issues that potentially affect the Company's products are targeted to be resolved by July 1999. Product readiness: The Company has completed a comprehensive program which focused on identifying and resolving Year 2000 issues existing in the Company's products. The program encompassed a number of key efforts including testing, evaluation, engineering and manufacturing implementation. In addition, the program focused on customer support of the installed base, including coordination of retrofit activity and testing existing customer electronic transaction capability. Based on these efforts, the Company believes that its products are Year 2000 compliant. General and Risk Factors: The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, in the remediation phase. The Company believes that its greatest potential risks are associated with its information systems and systems embedded in its operations and infrastructure. The Company is at the beginning stage of assessment for its operations and infrastructure, and cannot predict whether significant problems will be identified. The Company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessment made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues, however, the Company believes such costs will not exceed $500,000. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactory resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company, in the normal course of business, is subject to the risks associated with foreign currency exchange rates, fluctuations in the market value of its fixed income securities available-for-sale, and changes in interest rates.

      To date, the Company's exposure to foreign currency fluctuations has been minimized through the denomination of its foreign sales, and hence its accounts receivable, in US dollars as well as the use of letters of credit when warranted. The Company funds its international operations from US dollar bank accounts on an as needed basis and, accordingly, does not keep significant amounts of funds in foreign currencies. Presently, the Company does not hedge foreign currency exposures for its non-dollar denominated operating expenses in Europe, Asia, Canada and Latin America as such amounts have not been material in relation to the Company's domestic operating expenses. Until fiscal 1997, the Company purchased a substantial amount of its modules from one foreign supplier. Today, substantially all of these modules are sourced in the United States.

      The Company also maintains a portfolio of marketable, fixed income securities, available for sale, of various issuers, types and maturities. Substantially all of the portfolio consists of municipal securities. The Company limits its exposure to interest and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolio. The maximum allowable maturity for any one investment is 3 years and the maximum allowable duration of the portfolio is limited to 1.5 years. The guidelines also establish credit quality standards and limits on exposure to one issue, issuer and type of instrument. The fair market value of the portfolio at June 30, 1998 was $89 million with the corresponding unrealized gain included as a component of shareholder equity. The average duration of the portfolio at June 30, 1998 was 0.99 years.

      The following table presents the hypothetical changes in fair values in the municipal securities held by the Company at June 30, 1998. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS.

                                 Decrease in Federal      Increase in Federal
                                      Funds Rate               Funds Rate
                               --------------------------------------------------
Change in Federal Funds Rate   (150 BPS)(100 BPS)(50 BPS) 50 BPS  100 BPS  150 BPS
-----------------------------------------------------------------------------------
Change in Securities
Valuation ($000's)              $1,320     $871    $423   ($436)   ($865)  ($1,287)

The probability that the Federal Funds Rate will move a specified amount (BPS) is shown below:

                                      Rate Move
         (200BPS) (150 BPS)(100 BPS) (50 BPS)  0 BPS   50 BPS  100 BPS  150 BPS  200 BPS
3 Months       0%       0%       2%      16%     50%      84%      98%     100%     100%
6 Months       0%       2%       8%      24%     50%      76%      92%      98%     100%
9 Months       1%       4%      12%      28%     50%      72%      88%      96%      99%
1 Year         2%       7%      16%      31%     50%      69%      84%      93%      98%

Source: Analysis of Federal Funds Rates published by the Federal Reserve Board

Item 8.  Financial Statements and Supplementary Data

      Quarterly supplementary data is included as part of Item 6, "Selected Financial Data." The Company's consolidated financial statements required by this item are set forth below.

                            PREMISYS COMMUNICATIONS, INC.
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Accountants                                             31
Consolidated Balance Sheet as of June 30, 1997 and 1998                       32
Consolidated Statement of Operations for the years ended June 30, 1996,       33
1997 and 1998
Consolidated Statement of Stockholders' Equity for the years ended June 30, 34 1996, 1997 and 1998
Consolidated Statement of Cash Flows for the years ended June 30, 1996,       35
1997 and 1998
Notes to Consolidated Financial Statements                                    36

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Premisys Communications, Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Premisys Communications, Inc. and its subsidiaries at June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



 /s/ PricewaterhouseCoopers LLP
 PRICEWATERHOUSECOOPERS LLP
 San Jose, California
 July 23, 1998, except for Note 10 which is as of September 24, 1998

                          PREMISYS COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                        ASSETS

                                                             June 30,
                                                    ----------------------------
                                                          1997          1998
                                                       ------------  -----------
Current assets:
   Cash and cash equivalents                            $   28,923    $  31,006
   Short-term investments                                   44,301       74,975
       Accounts receivable, net                              7,658       12,208
   Inventories                                               8,775        3,859
   Deferred tax assets                                       7,207        7,355
   Prepaid expenses and other assets                         3,674          657
                                                       ------------  -----------

     Total current assets                                  100,538      130,060

Property and equipment, net                                  6,444        8,392
Other assets                                                   119          305
                                                       ------------  -----------

                                                        $  107,101    $  138,757
                                                       ============  ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    4,756    $   6,969
   Accrued liabilities                                       5,438       10,207
   Income taxes payable                                        ---          735
   Current portion of long-term debt                            90           70
                                                        -----------  -----------

     Total current liabilities                              10,284       17,981
                                                        -----------  -----------

Commitments (Note 9)                                           ---          ---

Stockholders' equity:
   Preferred Stock, $0.01 par value, 2,000 shares
   authorized; no
     shares issued or outstanding                              ---          ---
   Common stock, $0.01 par value, 100,000 shares
   authorized;
     25,191 and 25,974 shares issued and outstanding           252          260
   Additional paid-in capital                               74,994       85,230
   Retained earnings                                        21,571       35,286
                                                        -----------  -----------

     Total stockholders' equity                             96,817      120,776
                                                        -----------  -----------

                                                         $ 107,101    $ 138,757
                                                        ===========  ===========





                   The accompanying notes are an integral part
                         of these financial statements.

                          PREMISYS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                                       Year Ended June 30,
                                                -------------------------------
                                                 1996        1997       1998
                                               ----------  ---------  ----------
Revenues                                       $  73,912   $ 78,358   $ 102,298
Cost of revenues                                  26,418     27,262      35,586
                                               ----------  ---------  ----------

     Gross profit                                 47,494     51,096      66,712
                                               ----------  ---------  ----------
Operating expenses:
   Research and development                        7,468     10,519      16,205
   Acquired in-process technology                    ---      4,000       4,431
   Selling, general and administrative            15,449     21,364      27,705
                                                 --------    -------    --------

     Total operating expenses                     22,917     35,883      48,341
                                               ----------  ---------  ----------

Income from operations                            24,577     15,213      18,371
Interest and other income, net                     1,899      2,641       3,399
                                               ----------  ---------  ----------

Income before income taxes                        26,476     17,854      21,770
Provision for income taxes                         9,688      6,963       8,055
                                               ----------  ---------  ----------

Net income                                     $  16,788   $ 10,891   $  13,715
                                               ==========  =========  ==========

Net income per share
   Basic                                       $    0.70   $   0.44   $    0.54
                                               ==========  =========  ==========
   Diluted                                     $    0.64   $   0.41   $    0.50
                                               ==========  =========  ==========

Shares used in computing net income per share
   Basic                                          23,876     24,722      25,569
                                               ==========  =========  ==========
   Diluted                                        26,389     26,498      27,495
                                               ==========  =========  ==========























                   The accompanying notes are an integral part
                         of these financial statements.


                          PREMISYS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                   Notes
                                                    Additional   Receivable
                                   Common Stock       Paid-In       From        Retained
                                 Shares     Amount    Capital    Stockholders   Earnings
  Balance, June 30, 1995         11,716    $   117   $ 53,017      $ (138)     $ (5,989)

  Stock dividend                 11,716        119        ---          ---         (119)
  Shares issued under
  Employee Stock Purchase Plan       51        ---        677          ---           ---
  Exercise of options               916          8      1,578          ---           ---
  Repayment of notes
  receivable from stockholders      ---        ---        ---          138           ---
  Tax benefit of exercised
  stock options                     ---        ---     11,384          ---           ---
  Net income for fiscal 1996        ---        ---        ---          ---        16,788
  --------------------------   ---------  --------- ----------  ------------  -----------
  Balance, June 30, 1996         24,399        244      6,656           ---       10,680

  Shares issued under
  Employee Stock Purchase Plan       46        ---      1,109           ---          ---
  Exercise of options               746          8      2,776           ---          ---
  Tax benefit of exercised
  stock options                     ---        ---      4,453           ---          ---
  Net income for fiscal 1997        ---        ---        ---           ---       10,891

  ---------------------------  ---------  --------- ----------  ------------  -----------
  Balance, June 30, 1997         25,191        252     74,994           ---       21,571

  Shares issued under
  Employee Stock Purchase Plan       52        ---        919           ---          ---
  Exercise of options               731          8      3,213           ---          ---
  Tax benefit of exercised
  stock options                     ---        ---      6,104           ---          ---
  Net income for fiscal 1998        ---        ---        ---           ---       13,715

  ---------------------------  ---------  --------- ----------  ------------  -----------
  Balance, June 30, 1998         25,974    $   260   $ 85,230           ---    $  35,286
                               =========  ========= ==========  ============  ===========


                     The accompanying notes are an integral part of these
                            financial statements.


                          PREMISYS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                             Year Ended June 30,
                                                      1996           1997          1998
-------------------------------------------------  ------------  -------------  ------------

Cash flows from operating activities:
  Net income                                        $   16,788    $    10,891    $   13,715
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation                                          838          1,347         2,194
     Deferred tax assets                               (1,831)        (4,292)         (148)
     Changes in assets and liabilities:
       Accounts receivable                            (12,725)          8,609       (4,550)
       Inventories                                     (1,107)        (4,554)         4,916
       Prepaid expenses and other assets                 (171)        (3,235)         2,831
       Accounts payable                                  1,946          1,506         2,213
       Accrued liabilities                               3,242          (459)         4,769
       Income taxes payable                              (865)          (580)           735
                                                   ------------  -------------  ------------
Net cash provided by operating activities                6,115          9,233        26,675
                                                   ------------  -------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                   (2,007)        (5,091)       (4,142)
  Purchase of short-term investments                   (8,113)        (5,498)      (30,674)
                                                   ------------  -------------  ------------
Net cash used in investing activities                 (10,120)       (10,589)      (34,816)
                                                   ------------  -------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net            2,264          3,893         4,140
  Tax benefit of exercised stock options                11,384          4,453         6,104
  Repayment of notes receivable from stockholders          138            ---           ---
  Proceeds (repayment) of long-term debt                     4          (125)          (20)
                                                   ------------  -------------  ------------
Net cash provided by financing activities               13,790          8,221        10,224
                                                   ------------  -------------  ------------

Net increase in cash                                     9,785          6,865         2,083
Cash and cash equivalents at beginning of year          12,273         22,058        28,923
                                                   ------------  -------------  ------------

Cash and cash equivalents at end of year            $   22,058    $    28,923    $   31,006
                                                   ============  =============  ============

Supplemental disclosures:
  Cash paid for income taxes                        $     975     $    10,644    $      63


                   The accompanying notes are an integral part
                         of these financial statements.

                          PREMISYS COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company

      Premisys Communications, Inc. and its subsidiaries, (together, the "Company"), design, manufacture and market integrated digital access products for telecommunications service providers. The Company's products assist domestic and international public carriers in building, expanding and managing their worldwide telecommunications networks for their business customers.

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

Principles of consolidation

      The  consolidated  financial  statements  include the accounts of Premisys
Communications,   Inc.  and  its  wholly-owned  subsidiaries.   All  significant
intercompany accounts and transactions have been eliminated.

Cash, cash equivalents and short-term investments

      Cash and cash equivalents include cash, money market funds and certain municipal securities with a maturity of three months or less when purchased. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reassesses the classification at each reporting date. All of the Company's short-term investments, consisting principally of municipal securities, have been classified as available-for-sale. Under this classification the investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 1997 and 1998, such unrealized gains and losses were not significant.

Inventories

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Property and equipment

      Property and equipment are stated at cost, and depreciation is computed using the straight-line method over their estimated useful lives, which range from two years for computer equipment and purchased software to five years for machinery and equipment and furniture and fixtures. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives (all of which are currently five years) or the remaining lease term.

Revenue recognition

      The Company recognizes revenue upon shipment of product to customers provided no significant obligations remain and collectibility is probable. Certain distributors have sales agreements allowing limited rights to return product without penalties. In such cases the Company recognizes revenue upon sales of the product by the distributor to its customers.

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

Net income per share

     The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share," ("SFAS 128")in the first quarter of fiscal 1998. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased under the treasury stock method from exercise of stock options.

Foreign currency transactions

     The U.S. dollar is the functional currency of Premisys Asia, Premisys Canada and Premisys Europe. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in net income. To date, the resulting gains and losses have not been material.

Fiscal year

      The Company uses a 52/53 week accounting year that ends on the Friday closest to June 30. For purposes of financial statement presentation, each fiscal year is considered to have ended on June 30.

Recently issued accounting pronouncements

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that items to be recorded in comprehensive income, which include unrealized gains/losses on marketable securities classified as available-for-sale and cumulative translation adjustments, be displayed with the same prominence as other financial statement items. SFAS 130 is required to be adopted in the Company's financial statements for the year ending June 30, 1999.

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

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). This statement provides guidance on accounting for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It also provides guidance for accounting changes in the fair value of a derivative (i.e., gains and losses). SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999.

NOTE 2 - BALANCE SHEET COMPONENTS

                                                              June 30,
                                                         --------------------
                                                           1997       1998
                                                         ---------  ----------
                                                            (in thousands)
Accounts receivable:
  Trade accounts receivable                              $  7,858   $  12,408
  Less:  allowance for doubtful accounts                    (200)       (200)
                                                         ---------  ----------
                                                         $  7,658   $  12,208
                                                         =========  ==========
Inventories:
  Raw materials                                          $  1,562   $     582
  Work-in-process                                           1,080         676
  Finished goods                                            6,133       2,601
                                                         ---------  ----------
                                                         $  8,775   $   3,859
                                                         =========  ==========
Property and equipment:
  Machinery and equipment                                $  3,099   $   4,355
  Computers and purchased software                          2,707       4,931
  Furniture and fixtures                                    1,638       2,074
  Leasehold improvements                                    2,176       2,402
                                                         ---------  ----------
                                                            9,620      13,762
  Less: Accumulated depreciation                          (3,176)     (5,370)
                                                         ---------  ----------
                                                         $  6,444   $   8,392
                                                         =========  ==========
Accrued liabilities:
  Employee compensation                                  $  1,868   $   3,960
  Warranty                                                  2,424       3,842
  Other                                                     1,146       2,405
                                                         ---------  ----------
                                                         $  5,438   $  10,207
                                                         =========  ==========



NOTE 3 - ACQUIRED RESEARCH AND DEVELOPMENT IN-PROCESS

      In the quarter ended March 31, 1997, the Company executed a technology license agreement with Positron. The Company licensed certain SONET and SDH based technologies for use in its future products, including the Q-155, which was announced in June 1997. The licensed technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products. The licensed technology also includes the right to use and manufacture Positron proprietary application-specific integrated circuits (ASICs), and training and integration assistance on all design materials.

      The Company will pay Positron $4 million of license fees over three years. Positron will also be paid a royalty on the Company's products utilizing the licensed technology up to a maximum of $4 million. Thus, total payments to Positron will be between $4 million and $8 million. The Company expensed the $4 million of license fees as acquired research and development in process in the quarter ended March 31, 1997. Payments of license fees to Positron in fiscal 1997 and 1998 totaled $2.0 million and $1.0 million, respectively.

In the quarter ended March 31, 1998, the Company announced the execution of a technology license agreement with SNT. SNT's technologies will provide the Company with a non-blocking switching core expandable to 11.6 Gbs, ATM interfaces to OC-3 and OC-12, 10/100MB Ethernet/Fast Ethernet interfaces, and related software. The Company will use these technologies to develop broadband ATM and IP multiservice platforms.

      The Company is paying a total of $4.4 million for licensing SNT technologies and related software. The Company expensed these fees as acquired research and development in-process in the March 31, 1998 quarter. The Company also received options to license future releases of SNT software for additional fees.


NOTE 4 - INCOME TAXES

      The provision for income taxes consists of the following:


                                                Year Ended June 30,
                                     ---------------------------------------

                                        1996          1997          1998
                                     -----------   -----------   -----------
     Current:                                      (in thousands)
       Federal                        $  8,889      $  9,058      $  6,230
       State                             2,494         2,138         1,891
       Foreign                             136            59            82
                                     -----------   -----------   -----------
                                      11,519          11,255         8,203
                                     -----------   -----------   -----------

     Deferred:
       Federal                          (1,024)     (3,467)         (216)
       State                              (807)       (825)            68
                                     -----------   -----------   -----------
                                        (1,831)     (4,292)         (148)
                                     -----------   -----------   -----------
                                      $   9,688     $ 6,963       $ 8,055
                                     ===========   ===========   ===========


      Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                              June 30,
                                                      ------------------------

                                                        1997          1998
                                                      ----------    ----------
                                                          (in thousands)
     Financial accruals not yet deductible             $ 6,086       $ 5,265
     Capitalized purchased technology                    1,067         2,076
     Capitalized research and development expenses          54            14
                                                      ----------    ----------
                                                       $ 7,207       $ 7,355
                                                      ==========    ==========


      A reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate is as follows:

                                                    Year Ended June 30,
                                      ------------------------------------------
                                          1996           1997            1998
                                      ------------   ------------   ------------

Federal statutory rate                     35.0%          35.0%          35.0%
State taxes, net of federal benefit         6.1            6.1            6.1
Increase (decrease) in valuation
allowance                                  (2.7)           ---            ---
Tax exempt interest income                 (2.4)          (4.8)          (5.0)
Other                                       0.6            2.7            0.9
                                      ------------   ------------   ------------
Effective  tax  rate                       36.6%          39.0%          37.0%
                                      ============   ============   ============

NOTE 5 - NET INCOME PER SHARE

     Following is a presentation of the Basic and Diluted EPS computations for the periods presented below:
                                                                              Per share
(In thousands, except per share amounts)        Income         Shares          Amount
---------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1996
Earnings per share of common stock - basic     $   16,788         23,876     $   0.70
Effect of dilutive securities:
    Stock options                                     ---          2,513
                                              ------------   ------------
Earnings per share of common stock - diluted   $   16,788         26,389     $   0.64
                                              ------------   ------------   ----------

YEAR ENDED JUNE 30, 1997
Earnings per share of common stock - basic     $   10,891         24,722     $   0.44
Effect of dilutive securities:
    Stock options                                     ---          1,776
                                              ------------   ------------
Earnings per share of common stock - diluted   $   10,891         26,498     $   0.41
                                              ------------   ------------   ----------

YEAR ENDED JUNE 30, 1998
Earnings per share of common stock - basic     $   13,715         25,569     $   0.54
Effect of dilutive securities:
    Stock options                                     ---          1,926
                                              ------------   ------------
Earnings per share of common stock - diluted   $   13,715         27,495     $   0.50
                                              ------------   ------------   ----------


NOTE 6 - STOCK BENEFIT PLANS

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

      On November 16, 1994, the Company's Board of Directors approved the 1994 Stock Option Plan (the "1994 Option Plan"). Under the terms of the 1994 Option Plan, 5,200,000 shares of the Company's Common Stock are reserved for issuance at exercise prices not less than the fair value of the Company's Common Stock at the date of grant. The incentive and nonqualified stock options have ten-year terms, and vest over a period determined by the Board of Directors, but not to exceed five years. Options granted to date have vesting terms of four years. The 1994 Option Plan will terminate ten years after its adoption unless terminated earlier by the Board of Directors.

      In February 1995, the Company's Board of Directors adopted, and the Company's stockholders approved, the 1995 Directors Stock Option Plan ("Directors Plan"), which provides for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company ("Eligible Directors"). The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors Plan is 240,000. Pursuant to the terms of the Directors Plan, each Eligible Director who becomes a member of the Board and who has not otherwise received options in connection with his Board service will automatically be granted an option to purchase 24,000 shares of Common Stock on the date the Eligible Director first joins the board. Each Eligible Director will automatically be granted an additional option for 6,000 shares of Common Stock annually. Each Grant will vest as to 25% of the shares per year thereafter, so long as the non-employee director remains a member of the Board. Options granted under the Directors Plan expire ten years from the date of grant. The exercise price of options under the Directors Plan must be equal to the fair market value of the Company's Common Stock on the date of grant. The Directors Plan will terminate in February 2005, unless sooner terminated by the Board.

      On March 19, 1997 the Compensation Committee of the Board of Directors approved offering employees the right to amend outstanding stock options granted under the Company's 1994 Stock Option Plan. The amended stock options have an exercise price equal to the closing price of the Company's Common Stock on April 23, 1997 and a new vesting schedule beginning on the same date with a duration equal to that of the original option. Corporate officers were excluded from this option repricing offer. Employees elected to amend options for approximately 1,051,000 shares; the new exercise price was $8.1875 per share. In the summary table below, these options are included in shares granted and shares canceled in fiscal 1997.

      As of June 30, 1998, of the 4,653,215 shares subject to outstanding options, 1,298,957 shares of such Options were exercisable; and options to purchase 776,639 shares of the Company's Common Stock were available for future grant under all of the Company's option plans.


A summary of transactions relating to all of the Company's option plans is as follows:


                                   Options             Options Outstanding
                                                 -------------------------------
                                  Available                          Weighted
                                  for Grant          Shares          Average
                                                                  Exercise Price
                                ---------------  ---------------  --------------

Balance at June 30, 1995  (a)        1,447,100        3,176,462            $2.49
Additional shares authorized,        2,000,000              ---              ---
December 1995
Options granted                      (774,300)          774,300           $32.31
Options canceled                       124,961        (124,961)            $4.18
Options exercised                          ---        (916,343)            $1.70
                                ---------------  ---------------  --------------

Balance at June 30, 1996             2,797,761        2,909,458           $10.61
Options granted                    (3,401,647)        3,401,647           $16.35
Options canceled                     1,457,105      (1,457,105)           $27.33
Options exercised                          ---        (746,089)            $3.80
                                ---------------  ---------------  --------------

Balance at June 30, 1997               853,219        4,107,911           $10.67
Additional shares authorized,        1,200,000              ---              ---
December 1997
Options granted                    (1,761,550)        1,761,550           $24.07
Options canceled                       484,970        (484,970)           $12.03
Options exercised                          ---        (731,276)            $4.41
                                ---------------  ---------------  --------------

Balance at June 30, 1998               776,639        4,653,215           $16.58
                                ===============  ===============  ==============

(a)  All share amounts adjusted for 2 for 1 stock dividend at December, 1995.

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options as of June 30, 1998:

                           Options Outstanding             Options Exercisable
                    -----------------------------------   ----------------------
                                 Weighted
                                  Average
                                 Remaining     Weighted
                                Contractual     Average                 Weighted
     Range of         Number       Life        Exercise      Number      Average
  Exercise Prices   Outstanding  (in years)      Price    Exerciseable  Exercise
                                                                          Price

$0.10 - $5.25          711,993      6.30       $  3.51        584,898     $ 3.23
$7.25 - $8.19        1,330,299      8.34       $  8.09        307,099     $ 8.09
$8.88 - $20.56         612,823      9.01       $ 13.18         97,623     $10.16
$21.31 - $29.50      1,413,838      9.66       $ 25.07         43,171     $24.68
$30.75 - $51.00        584,262      8.16       $ 34.91        266,166     $34.61
                    ===========                           ============
$0.10 - $51.00       4,653,215      8.50       $ 16.59      1,298,957     $12.04
                    ===========                           ============


Stock Purchase Plan

      In February 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the terms of the Stock Purchase Plan, all employees of the Company may contribute, through payroll deductions, up to 10% of their annual compensation toward the purchase of the Company's Common Stock. The Company has reserved 400,000 shares for issuance under the Stock Purchase Plan. The purchase price per share is 85% of the lesser of (a) the fair market value of the Common Stock on the first day of the offering period, as defined, or (b) the fair market value of the Common Stock on the last day of the offering period, as defined. The Stock Purchase Plan will terminate ten years after its adoption unless terminated earlier by the Board of Directors.


Pro forma net income and earnings per share

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options has in all cases equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for employee stock options.

      Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options, including shares issued under the Stock Purchase Plan (collectively the "options") granted subsequent to June 30, 1995, under the fair value method of that statement. The fair value of options granted in fiscal 1997 and 1998 reported below have been estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

      Had stock-based compensation cost for the options been determined based on the fair value at the grant dates using the Black-Scholes model as prescribed by SFAS 123, the Company's Results of Operations for the years ended June 30, 1996, 1997 and 1998 would have been as follows:

                                                 Year Ended June 30,
                                    --------------------------------------------
                                              1996           1997           1998
                                         (in thousands except per share data)
          Net income:
             As reported                 $16,788          $10,891        $13,715
             Pro forma                   $14,642           $2,371         $3,474
          Earnings per share -- basic:
             As reported                   $0.70            $0.44          $0.54
             Pro forma                     $0.61            $0.10          $0.14
          Earnings per share -- diluted
             As reported                   $0.64            $0.41          $0.50
             Pro forma                     $0.55            $0.09          $0.13

      The pro forma effect on net income and earnings per share for fiscal 1996, 1997 and fiscal 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                 Year Ended June 30,
                                    --------------------------------------------
                                            1996             1997           1998
   Stock option plans:
      Expected dividend yield               0.0%             0.0%           0.0%
      Expected stock price volatility      65.0%            65.0%          65.0%
      Risk free interest rate               6.2%             6.4%           5.6%
      Expected life of options (years)      3.11             3.09           3.57

   Stock purchase plan:
      Expected dividend yield               0.0%             0.0%           0.0%
      Expected stock price volatility      65.0%            65.0%          65.0%
      Risk free interest rate               5.8%             5.4%           5.3%
      Expected life of options (years)      0.39             0.50           0.50

      The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under stock option plans during fiscal 1996, 1997 and 1998 was $15.37, $7.51 and $11.18 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during fiscal 1996, 1997 and 1998 was $5.45, $7.46 and $5.75 per share, respectively.

401(k) Plan

      During fiscal 1994, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 20% of their earnings, on a pre-tax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make contributions at the discretion of the Board of Directors. During fiscal 1996, the Company matched employee contributions up to $800 per contributor per plan year and reduced the maximum contribution to 15% of earnings. The Company continued the $800 per contributor per plan year match and the 15% maximum contribution in fiscal 1997 and 1998.

NOTE 7 - INTERNATIONAL OPERATIONS

      The following is a summary of the Company's operations:

                                                   Year Ended June 30,
                                           1996           1997            1998
                                     -------------  --------------  ------------
                                                   (in thousands)
Revenues from third party customers:
  United States                       $    65,342    $     72,679    $    97,358
  Asia                                      6,961           3,452          2,996
  Europe                                    1,609             355            954
  Latin America                               ---           1,872            990
                                     -------------  --------------  ------------
                                      $    73,912    $     78,358    $   102,298
                                     =============  ==============  ============

Income (loss) from operations:
  United States                       $    21,043    $     15,114    $    18,060
  Asia                                      3,917           1,025          1,216
  Europe                                    (383)         (1,706)          (796)
  Latin America                               ---             780          (109)
                                     -------------  --------------  ------------
                                      $    24,577    $     15,213    $    18,371
                                     =============  ==============  ============

                                                June 30,
                                      -----------------------------
                                          1997            1998
                                      -------------   -------------
                                             (in thousands)
Identifiable assets:
  United States                        $   106,127     $   137,104
  Asia                                         874             307
  Canada                                       ---             646
  Europe                                       100             683
  Latin America                                ---              17
                                      =============   =============
                                       $   107,101     $   138,757
                                      =============   =============

      The Company derived 11%, 7% and 5% of its revenues from direct sales to international customers in fiscal 1996, 1997 and 1998, respectively.


NOTE 8 - CONCENTRATION OF SALES AND CREDIT RISK

      The following table summarizes the percentage of revenues accounted for by the Company's significant customers:

                                                 Year Ended June 30,
                                      ------------------------------------------
                                           1996           1997         1998
ADC Telecommunications                      16%           12%          29%
Paradyne                                    33%           30%          15%
Motorola                                    15%           15%          11%
DSC                                         (a)           10%          (a)

(a) - Amounts not provided as revenues for the period were less than 10% of the total.

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, municipal securities and trade accounts receivable. The Company's investment policy limits the amount of credit exposure to any one financial institution or commercial issuer. The Company has not experienced any material losses on its investments.

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

NOTE 9 - COMMITMENTS

      The Company's principal offices are located in three facilities, totaling 150,281 square feet, leased by the Company in Fremont, California. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through December 31, 2005. In addition, the Company leases facilities in other locations. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through September 30, 2003.

      Future minimum lease payments under all noncancelable operating leases are as follows:

Year Ending June 30,
                                                      (In thousands)
1999                                                     $   1,869
2000                                                         2,047
2001                                                         2,007
2002                                                         2,020
2003                                                         2,080
Thereafter                                                   2,858
                                                       ------------
Total minimum payments                                  $   12,881
                                                       ============

     Rent  expense  under  facility  leases  totaled   $372,000,   $941,000  and
$1,365,000 during fiscal 1996, 1997 and 1998, respectively.

      In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases expire at various dates through 2001. Property and equipment at June 30, 1997 and 1998 include assets acquired under capitalized leases of $437,000 and $351,000, with related accumulated amortization of $342,000 and $272,000, respectively. Future minimum payments under capitalized leases are not material.

NOTE 10 - SUBSEQUENT EVENTS

         On August 31, 1998, the Company's Board of Directors authorized repurchase, at management's discretion, of up to four (4) million shares of the Company's Common Stock over the subsequent 12 months at market prices not to exceed $14.00 per share and as the market and business conditions warrant. By September 17, 1998, the Company had repurchased for cash 890,000 shares at market prices ranging from $8.69 to $10.81 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. The Company had a maximum potential obligation related to the put warrants of $21.3 million. The put warrants and call options expire in equal amounts (50% each) on January 15, 1999 and September 15, 1999.

On September 17, 1998, the Company's Board of Directors ("Board") adopted a Stockholder Rights Plan ("Plan") designated to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. Pursuant to the Plan, the Board declared a dividend of one preferred share for each share right ("Right") of the Company's Common Stock outstanding on October 5, 1998. Each Right becomes exercisable to purchase one one-hundredth (1/100) of a share of Series A Junior Participating Preferred Stock at an exercise price of $80.00. The Rights will expire on September 18, 2008. The Company may redeem the Rights at a price of $0.001 per Right.







                                    PART III

Item 9.     Changes  in  and   Disagreements with Accountants on Accounting  and
            Financial Disclosure

      Not applicable.

Item 10.  Directors and Executive Officers of the Registrant.

      Information required by this Item is incorporated by reference from the section titled "Directors/Nominees" under "Proposal No. 1 - Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting and Compliance" from the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's annual meeting of stockholders to be held in December 1998 (the "Definitive Proxy Statement").

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following financial statements and schedules are filed as part of this report:

      Financial Statements See index included in Part II, Item 8.

(a)(2) and (d)    Financial Statement Schedules
      All schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

(a)(3) and (c). The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number    Exhibit Title

2.01      Premisys  California   Acquisition   Agreement  between  Premisys
          Communications Holdings, Inc. and Premisys Communications Pte. Ltd., dated as of March 12, 1992, and exhibits thereto.(1)
2.02      Exchange   Agreement   by  and  among   Premisys   Communications
          Holdings,   Inc.  and  the  shareholders,   warrant  holders  and
          noteholders of Premisys Communications Pte. Ltd., dated as of March 12, 1992, and material exhibits thereto.***(1)
2.03      Form  of   Agreement   and  Plan  of  Merger  by  and  among  the
          Registrant, Premisys Communications Holdings, Inc. and Premisys Communications, Inc.(1)
3.01 Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on April 12, 1995.(2)
3.02 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Premisys Communications, Inc.(4)
3.03 Certifcate of Designations Specifying the Terms of the Series A Junior Participating Preferred Stock of Premisys Communications, Inc. (15)
3.04      Registrant's Bylaws, as amended.(1)
4.01      Form of  Specimen  Certificate  for  Registrant's  Common  Stock.(1)
4.02      Investors' Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992, October 22, 1993, December 14, 1993, February 18, 1994 and May 9, 1994 among Registrant and various investors.(1)
4.03 Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)
4.04 Rights Agreement dated September 18, 1998 between Registrant and ChaseMellon Shareholder Services LLC, as Rights Agent. (15)
+10.01    Registrant's   1992  Stock  Option  Plan  and  related   documents.(1)
+10.02    Registrant's   1994  Stock  Option  Plan  and  related  documents.(10)
+10.03    Registrant's 1995 Directors Stock Option Plan and related
          documents.(1)
+10.04    Registrant's  1995  Employee  Stock  Purchase  Plan  and  related documents.(1)
+10.06 Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus Auerbuch, dated as of March 12, 1992.**(1)
10.08     Form of Indemnity  Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09 Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and Registrant dated as of August 2, 1990.(1)
10.10 Agreement for Purchase and Sale of Assets by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992, including Bill of Sale.(1)
10.11 Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992.(1)
10.12     Agreement    Regarding    Payment   by   and   between   Premisys
          Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of September 30, 1992.(1)
10.13 Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of July 1, 1995.
          (6)
10.15 Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 4, 1992.(1)
10.16 Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated October 4, 1993, as amended to date.(1)
10.19 OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4, 1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20 Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21     Co-Development   Agreement   between   Registrant  and  AT&T  Paradyne
          Corporation, dated as of September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22 Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies Corporation, effective as of March 31, 1994.**(1)
10.23 Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24     Manufacturing   Agreement  by  and  between   Registrant   and  Eltech
          Electronics   Technology  (M)  SDN  BHD  (Malaysia)  as  of  July  22,
          1996.**(6)
10.26     Original  Equipment  Manufacturer (OEM) Volume Purchase Agreement
          between   Registrant  and  Motorola,   Inc.  dated  December  21,
          1994.**(1)
+10.27 Employment Agreement by and between Premisys Communications Holdings, Inc. and Riley R. Willcox dated as of February 10, 1994.(1)
10.28     Amendment  No.  4  to  OEM   Agreement  by  and  among   Premisys
          Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29    Registrant's  Management Salary and Incentive Plan for the Fiscal
          Year Ended June 30, 1996.(3)
10.30 Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California.(13)***
10.31     Amendments  Number 5 and 6 to OEM  Agreement  by and between  Premisys
          Communications,   Inc.,  a  Delaware  Corporation  and  AT&T  Paradyne
          Corporation, dated as of April 1, 1995. (5)**
+10.32    Registrant's  Management Incentive Plan for the fiscal year ended
          June 30, 1997.(6)
10.33     Amendment  Number 7 and 8 to OEM  Agreement  by and  between  Premisys
          Communications,   Inc.,   a   Delaware   Corporation,   and   Paradyne
          Corporation, dated as of December 2, 1996.**(9)
10.34     First   Amendment  to  Lease   Agreement   by  and  between   Premisys
          Communications,   Inc.  and  Berg  &  Berg  Enterprises,  Inc.,  dated
          September 17, 1996,  for the premises  located at 48800 Milmont Drive,
          Fremont,   California   (formerly   48700  Milmont   Drive,   Fremont,
          California). (8)
10.35 Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated August 9, 1996. (7)

10.36     Manufacturing  Agreement by and between Premisys  Communications,
          Inc. and CMC Mississippi, Inc. as of January 9, 1997. (11)**
10.37     Amendment   Number   9  OEM   Agreement   by  and   between   Premisys
          Communications,   Inc.,  a  Delaware  Corporation  and  AT&T  Paradyne
          Corporation, dated as of May 13, 1997. (11)**
10.38     Employment Agreement by and between Premisys  Communications Inc.
          and Nicholas Williams dated as of March 31, 1997. (11)
+10.39    Registrant's  Management Incentive Plan for the fiscal year ended
          June 30, 1998. (11)
10.40 License Agreement dated December 27, 1996 between Premisys Communications Inc. and Positron Fiber Systems Corporation. **
          (11)
+10.41 Employment Status Change Agreement by and between Premisys Communications, Inc. and William J. Smith dated as of October
          31, 1997. (12)
+10.42    Employment  Agreement  by and  between  Premisys  Communications,
          Inc. and Peter Hauser dated as of January 5, 1998. (13)
10.43 Third Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated January 8, 1998. (14)
+10.44 Employment Status Change Agreement by and between Premisys Communications, Inc. and Riley R. Willcox dated as of July 16, 1998.
+10.45    Employment  Agreement  by and  between  Premisys  Communications,
          Inc. and John J. Hagedorn dated as of June 1, 1998.
+10.46    Amendment  to  Employment   Agreement  by  and  between  Premisys
          Communications,  Inc. and John J.  Hagedorn  dated as of July 14,
          1998.
+10.47 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1999.
10.48 Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated June 4, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.
10.49     First   Amendment  to  Lease   Agreement   by  and  between   Premisys
          Communications, Inc. and Aetna Life Insurance Company, dated July 20, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.
21.01     List of Registrant's subsidiaries.
23.01     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01     Power of Attorney (See page 49 of this Form 10-K).
27.01     Financial Data Schedule.
-----------

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

   (4) Incorporated by reference to Exhibit 3.05 in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 29, 1995 filed February 12, 1996.

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

  (10) Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed April 13, 1998 (File No. 333-49991).

  (11) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-K (File No. 0-25684) for the fiscal year ended June 27, 1997 initially filed September 25, 1997.

  (12) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 26, 1997 filed November 10, 1997.

  (13) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 26, 1997 filed February 2, 1998.

  (14) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended March 27, 1998 filed May 1, 1998.

  (15) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 8-A (File No. 0-25684) filed September 22, 1998.

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

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended June 30, 1998.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 24th day of September, 1998.

                                      PREMISYS COMMUNICATIONS, INC.

                                   By: /s/Nicholas J. Williams
                                       ---------------------------------
                                       Nicholas J. Williams
                                       Chief  Executive Officer


      Each person whose signature appears below constitutes and appoints Nicholas J. Williams and John J. Hagedorn, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                            Title                          Date
Principal Executive Officer:


/s/Nicholas J. Williams         Chief    Executive Officer,   September 24, 1998
                                President, Chief
--------------------------------
Nicholas J. Williams            Operating   Officer  and  a
                                Director

Principal Financial Officer:


/s/John J. Hagedorn             Senior Vice President,        September 24, 1998
                                Finance and Administration
--------------------------------
John J. Hagedorn                Chief Financial Officer
                                   and Secretary


Principal Accounting Officer:


/s/Robert W. Dilfer            Vice President and Controller  September 24, 1998
--------------------------------
Robert W. Dilfer


Additional Directors:


/s/Raymond C. Lin              Chairman of the Board of       September 24, 1998
                               Directors
--------------------------------
Raymond C. Lin


/s/Boris J. Auerbuch            Director                      September 24, 1998
--------------------------------
Boris J. Auerbuch


/s/Lip-Bu Tan                   Director                      September 24, 1998
--------------------------------
Lip-Bu Tan

/s/Gary J. Morgenthaler         Director                      September 24, 1998
--------------------------------
Gary J. Morgenthaler


/s/Marino R. Polestra           Director                      September 24, 1998
--------------------------------
Marino R. Polestra


/s/Edward A. Keible             Director                      September 24, 1998
--------------------------------
Edward A. Keible


/s/Robert C. Hawk               Director                      September 24, 1998
--------------------------------
Robert C. Hawk

      SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

      -----------

      EXHIBITS
      to
      Form 10-K
      Under
      THE SECURITIES ACT OF 1933
      -----------

      PREMISYS COMMUNICATIONS, INC.

Exhibit Index
Exhibit
Number    Exhibit Title

2.01      Premisys  California   Acquisition   Agreement  between  Premisys
          Communications Holdings, Inc. and Premisys Communications Pte. Ltd., dated as of March 12, 1992, and exhibits thereto.(1)
2.02      Exchange   Agreement   by  and  among   Premisys   Communications
          Holdings,   Inc.  and  the  shareholders,   warrant  holders  and
          noteholders of Premisys Communications Pte. Ltd., dated as of March 12, 1992, and material exhibits thereto.***(1)
2.03      Form  of   Agreement   and  Plan  of  Merger  by  and  among  the
          Registrant, Premisys Communications Holdings, Inc. and Premisys Communications, Inc.(1)
3.01 Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on April 12, 1995.(2)
3.02 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Premisys Communications, Inc.(4)
3.03 Certifcate of Designations Specifying the Terms of the Series A Junior Participating Preferred Stock of Premisys Communications, Inc. (15)
3.04      Registrant's Bylaws, as amended.(1)
3.05 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Premisys Communications, Inc.(4)
4.01      Form of  Specimen  Certificate  for  Registrant's  Common  Stock.(1)
4.02      Investors' Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992, October 22, 1993, December 14, 1993, February 18, 1994 and May 9, 1994 among Registrant and various investors.(1)
4.03 Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)
4.04 Rights Agreement dated September 18, 1998 between Registrant and ChaseMellon Shareholder Services LLC, as Rights Agent. (15)
+10.01    Registrant's   1992  Stock  Option  Plan  and  related   documents.(1)
+10.02    Registrant's   1994  Stock  Option  Plan  and  related  documents.(10)
+10.03    Registrant's 1995 Directors Stock Option Plan and related
          documents.(1)
+10.04    Registrant's  1995  Employee  Stock  Purchase  Plan  and  related documents.(1)
+10.06 Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus Auerbuch, dated as of March 12, 1992.**(1)
10.08     Form of Indemnity  Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09 Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and Registrant dated as of August 2, 1990.(1)
10.10 Agreement for Purchase and Sale of Assets by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992, including Bill of Sale.(1)
10.11 Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992.(1)
10.12     Agreement    Regarding    Payment   by   and   between   Premisys
          Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of September 30, 1992.(1)
10.13 Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of July 1, 1995.
          (6)
10.15 Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 4, 1992.(1)
10.16 Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated October 4, 1993, as amended to date.(1)
10.19 OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4, 1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20 Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21     Co-Development   Agreement   between   Registrant  and  AT&T  Paradyne
          Corporation, dated as of September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22 Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies Corporation, effective as of March 31, 1994.**(1)
10.23 Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24     Manufacturing   Agreement  by  and  between   Registrant   and  Eltech
          Electronics   Technology  (M)  SDN  BHD  (Malaysia)  as  of  July  22,
          1996.**(6)
10.26     Original  Equipment  Manufacturer (OEM) Volume Purchase Agreement
          between   Registrant  and  Motorola,   Inc.  dated  December  21,
          1994.**(1)
+10.27 Employment Agreement by and between Premisys Communications Holdings, Inc. and Riley R. Willcox dated as of February 10, 1994.(1)
10.28     Amendment  No.  4  to  OEM   Agreement  by  and  among   Premisys
          Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29    Registrant's  Management Salary and Incentive Plan for the Fiscal
          Year Ended June 30, 1996.(3)
10.30 Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California.(13)***
10.31     Amendments  Number 5 and 6 to OEM  Agreement  by and between  Premisys
          Communications,   Inc.,  a  Delaware  Corporation  and  AT&T  Paradyne
          Corporation, dated as of April 1, 1995. (5)**
+10.32    Registrant's  Management Incentive Plan for the fiscal year ended
          June 30, 1997.(6)
10.33     Amendment  Number 7 and 8 to OEM  Agreement  by and  between  Premisys
          Communications,   Inc.,   a   Delaware   Corporation,   and   Paradyne
          Corporation, dated as of December 2, 1996.**(9)
10.34     First   Amendment  to  Lease   Agreement   by  and  between   Premisys
          Communications,   Inc.  and  Berg  &  Berg  Enterprises,  Inc.,  dated
          September 17, 1996,  for the premises  located at 48800 Milmont Drive,
          Fremont,   California   (formerly   48700  Milmont   Drive,   Fremont,
          California). (8)
10.35 Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated August 9, 1996. (7)

10.36     Manufacturing  Agreement by and between Premisys  Communications,
          Inc. and CMC Mississippi, Inc. as of January 9, 1997. (11)**
10.37     Amendment   Number   9  OEM   Agreement   by  and   between   Premisys
          Communications,   Inc.,  a  Delaware  Corporation  and  AT&T  Paradyne
          Corporation, dated as of May 13, 1997. (11)**
10.38     Employment Agreement by and between Premisys  Communications Inc.
          and Nicholas Williams dated as of March 31, 1997. (11)
+10.39    Registrant's  Management Incentive Plan for the fiscal year ended
          June 30, 1998. (11)
10.40 License Agreement dated December 27, 1996 between Premisys Communications Inc. and Positron Fiber Systems Corporation. **
          (11)
+10.41 Employment Status Change Agreement by and between Premisys Communications, Inc. and William J. Smith dated as of October
          31, 1997. (12)
+10.42    Employment  Agreement  by and  between  Premisys  Communications,
          Inc. and Peter Hauser dated as of January 5, 1998. (13)
10.43 Third Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated January 8, 1998. (14)
+10.44 Employment Status Change Agreement by and between Premisys Communications, Inc. and Riley R. Willcox dated as of July 16, 1998.
+10.45    Employment  Agreement  by and  between  Premisys  Communications,
          Inc. and John J. Hagedorn dated as of June 1, 1998.
+10.46    Amendment  to  Employment   Agreement  by  and  between  Premisys
          Communications,  Inc. and John J.  Hagedorn  dated as of July 14,
          1998.
+10.47 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1999.
10.48 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated June 4, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.
10.49     First   Amendment  to  Lease   Agreement   by  and  between   Premisys
          Communications, Inc. and Aetna Life Insurance Company dated July 20, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.
21.01     List of Registrant's subsidiaries.
23.01     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01     Power of Attorney (See page 49 of this Form 10-K).
27.01     Financial Data Schedule.
-----------

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

   (4) Incorporated by reference to Exhibit 3.05 in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 29, 1995 filed February 12, 1996.

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

  (10) Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed April 13, 1998 (File No. 333-49991).

 (11) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-K (File No. 0-25684) for the fiscal year ended June 27, 1997 initially filed September 25, 1997.

  (12) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 26, 1997 filed November 10, 1997.

  (13) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended December 26, 1997 filed February 2, 1998.

  (14) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended March 27, 1998 filed May 1, 1998.

 (15) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 8-A (File No. 0-25684) filed September 22, 1998.

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



                                                                  Exhibit 10.44


                              July 16, 1998

Mr. Riley R. Willcox
56 Marvin Avenue
Los Altos, California 94022

Re:   Change in Status to Part-Time Employment

Dear Riley:
This letter confirms the agreement between you and Premisys Corporation, Inc. ("Premisys") concerning the change in the terms of your employment with Premisys.

      1. Change in Employment Status: Effective August 31, 1998, your employment status with Premisys will change from full-time to part-time. You and Premisys anticipate you will work approximately ten (10) hours per week beginning September 1, 1998 and ending March 30, 1999. In addition, you hereby resign from your position as the Chief Financial Officer, Corporate Secretary, and Senior Vice President of Finance and Administration, and you further hereby resign from your position as an officer of Premisys, effective August 3, 1998.

      2. Compensation: Premisys will pay you an annual salary of $50,000.00 for your part-time work. You will receive a pro rate portion (for the 2 months of full time employment) of your MIP bonus earned during the first half of fiscal 1999. Premisys will continue to reimburse you for all reasonable and necessary business expenses approved in accordance with Company Policy. As a employee working less than 20 hours per week, you will no longer be able to participate in certain employee benefit programs (e.g., Employee Stock Purchase Plan, 401k savings plan, group life and disability insurance). You will continue to earn vacation at one-fourth the rate you would accrue as a full-time employee. Your will be able to continue your medical and dental insurance under COBRA; Premisys will pay the premiums associated with your coverage; you will continue your current level of contribution to this insurance.

      3. Vesting of Shares: Premisys agrees that all stock options granted to you during the term of your full-time employment with Premisys will continue to vest.

      4. Services for other Entities: You agree that during the term of your part-time employment with Premisys, you will not accept full-time employment with any other company or business entity. You may accept a position as a Board member for another company, but you agree not to accept a position on the Board of any competitors of Premisys, and you agree to notify Premisys in advance of accepting membership on the Board of any company. You may also perform consulting services for other companies during the term of your part-time employment with Premisys, but you agree not to perform consulting services for any competitors of Premisys and you agree to notify Premisys in advance of performing any consulting services for other companies.

      5. Return of Company Property: You hereby warrant to Premisys that you will return to Premisys at the end of your part-time employment (March 30, 1999) all property or data to Premisys of any type whatsoever that has been in your possession or control.

      6. Confidential Information: You acknowledge that you have acquired and will acquire information and materials from Premisys and knowledge about the business, products, programming techniques, experimental work, customers, clients and suppliers of Premisys and that all such knowledge, information and materials acquired are and will be the trade secrets and confidential and proprietary information of Premisys (collectively "Confidential Information"). Confidential Information will not include, however, any information which is or becomes part of the public domain through no fault of yours or that Premisys regularly gives to third parties without restriction on use or disclosure. You agree to hold all such Confidential Information in strict confidence, not to disclose it to others or use it in any way, commercially or otherwise, except in performing services for Premisys, and not to allow any unauthorized person access to it, either before or after expiration or termination of this Agreement. You further agree to take all action reasonably necessary and satisfactory to protect the confidentiality of the Confidential Information in your possession, including, without limitation, implementing and enforcing operating procedures to minimize the possibility of unauthorized use or copying of the Confidential Information.

      7. At-Will Employment: You acknowledge that your employment with Premisys is "at will," and that you may terminate your employment with Premisys at any time, with our without cause, and Premisys may terminate your employment at any time, with or without cause.

      8. Entire  Agreement:  This  agreement  constitutes  the entire  agreement between you and Premisys with respect to the subject matter hereof and supersedes all prior negotiations and agreements, whether written or oral, relating to such subject matter. You acknowledge that neither Premisys nor their agents or attorneys have made any promise, representation or warranty whatsoever, either express or implied, written or oral, which is not contained in this agreement for the purpose of inducing you to execute the agreement, and you acknowledge that you have executed this agreement in reliance only upon such promises, representations and warranties as are contained herein.

      9. Modification: It is expressly agreed that this agreement may not be altered, amended, modified, or otherwise changed in any respect except by another written agreement that specifically refers to this agreement, executed by authorized representatives of each of the parties to this agreement.

If you agree to abide by the terms outlined in this letter, please sign the attached copy and return it to me.

                                   Sincerely,

                                          PREMISYS CORPORATION, INC.


                                          By:     /s/Raymond C. Lin
                                                Raymond C. Lin


READ, UNDERSTOOD AND AGREED


/s/Riley R. Willcox                 Date:       July 16, 1998
Riley R. Willcox

                                                                  Exhibit 10.45

June 1, 1998



John J. Hagedorn
19 Woodhill Drive
Redwood City, California  94061

Dear John:

I am pleased to offer you the position of Chief Financial Officer and Senior Vice President, Finance and Administration, reporting directly to the Chief Executive Officer. Your salary will be payable biweekly in the amount of $7,692.31 ($200,000 annualized). Your will also participate in the Management Incentive Plan, with a target bonus of $90,000 for fiscal 1999. The Compensation Committee of the Board of Directors has approved a stock option grant for 200,000 shares of Premisys stock as governed by the Premisys Employee Stock Plan, which will vest over four years (25% at the end of the first year, monthly thereafter).

Your   responsibilities  will  include  accounting,   treasury,   tax,  investor
relations,   legal,  planning,   information  systems,   human  resources,   and
facilities. You will be a full member of the senior management team.

As a full time employee, you will be eligible to participate in the benefits program offered by Premisys in accordance with our policies, which may change from time to time, and after meeting the applicable eligibility requirements, if any. The benefits program includes medical, dental, life, long term disability coverage, profit sharing, employee stock purchase plan and a 401K plan. Additionally, you will be entitled to paid holidays and vacation in accordance with our policy.

Premisys will also provide a twelve-month salary extension and accelerated vesting of your outstanding stock options if Premisys is acquired and you are not named Chief Financial Officer of the combined companies.

This offer is contingent upon the receipt of two items: (1) a signed copy of this letter by June 8, 1998, and (2) documentary proof that you are a United States citizen or a non citizen who is lawfully entitled to work in the United States within three days following your start date. Your employment with Premisys, if you choose to accept this offer, will be at-will. Thus, either you or the Company may terminate the employment relationship at any time with or without cause. It is understood that as part of the Company's effort to protect its proprietary information, you will assist in safeguarding the Company's trade secrets and related sensitive information. Consequently, you will enter into an Invention Assignment and Proprietary Information Agreement with the Company on your first day.

John, I am pleased to offer you this challenging opportunity to contribute to the success of Premisys and look forward to having you join us on July 15, 1998.

Sincerely,

/s/Raymond C. Lin
Raymond C. Lin
Chief Executive Officer


I accept the above offer of employment, pursuant to the items and conditions set forth in this letter.

Signature:        /s/John J. Hagedorn

Date:       _________6/21/98__________________

Attachments:      Copy of offer letter
            Benefit Summary
            Description of Management Incentive Plan

                                                                  Exhibit 10.46


July 14, 1998

John J. Hagedorn
19 Woodhill Drive
Redwood City, CA 94061

Dear John:

In my letter of June 1, 1998 in which I offered you employment as Premisys's Chief Financial Officer, which you accepted on June 2, the following commitment was made:

Premisys will also provide a twelve-month salary extension and accelerated vesting of your outstanding stock options if Premisys [the "Company"] is acquired and you are not named Chief Financial Officer of the combined companies.

As you have requested, I am defining the terms of this commitment and the obligations of successors to Premisys so as to prevent potential misunderstanding between you and any such successors with regard to the letter and spirit of this commitment.

1. Acquisition of Premisys
Premisys shall be deemed to be "acquired" should any of the following events occur:

   a) Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of Premisys representing more than 50% of the total voting power represented by the Company's then outstanding voting securities.

   b) The shareholders of Premisys approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by the voting securities of Company or such surviving entity outstanding immediately after such merger or consolidation.

   c) The shareholders of Premisys approve a plan of complete liquidation of Company or an agreement for the sale or disposition by Company of all or substantially all the Company's assets.

2. Chief Financial Officer of the Combined Companies
   Positions which would qualify as being the Chief Financial Officer of the combined companies under the intent of the above described commitment shall not entail any of the following limitations:

   a) The "combined companies" are organized as a division or wholly owned subsidiary of a third company and have no publicly traded stock.

   b) The "combined companies" publicly traded voting stock is more than fifty percent (50%) owned by another "person" (as defined above) or a third company.

   c) The facility in which the Chief Financial Officer of the "combined companies" is required to maintain his principal office is more than 30 miles distance from your Redwood City home to which the offer letter was addressed.

3. Premisys's Successors
   Any successor to Premisys (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of Premisys's business, equity securities and/or assets shall assume the obligations under the offer letter and agree expressly to perform the obligations under this letter in the same manner and to the same extent as Premisys would be required to perform such obligations in the absence of a succession.

John, I hope that these definitions provide you with the comfort which you are seeking that the commitment which I made in my offer letter to you will be carried out in the spirit in which it was intended should Premisys be "acquired."


Sincerely,

/s/Raymond C. Lin
Raymond C. Lin
Chief Executive Officer


I accept the above definitions to the commitment made in the offer letter of June 1, 1998 that should Premisys be acquired and I not be named CFO of the combined companies, my options would vest and I would be provided a twelve-month salary extension.

Signature:             /s/John J. Hagedorn

Date:             ______July 15, 1998____________________

                                                                  Exhibit 10.47
                         Management Incentive Plan for FY1999
                            Premisys Communications, Inc.
                     Compensation Committee of Board of Directors
                                    July 23, 1998

I. Participation
   A. Participants ("Participants") are executives and senior managers that have an impact of the overall success of the Company.
   B. Participants must be full-time, regular employees as of the last day of each bonus period to earn a bonus.
   C. Participants of the Management Incentive Plan can not participate in profit sharing plan.
II.   Bonus Formula
   A. The target individual bonuses are set as a percentage of annual salaries and reflect bonuses paid to individuals in comparable positions at other companies and their responsibilities at Premisys.
   B. Operating Profit in all calculations is the consolidated operating profit before accruals for Management Bonus and the Profit Sharing Plans ("Pre-bonus Operating Profit").
   C. The basis of earning bonuses varies with the responsibilities of the manager:
      1. Ray Lin, Nick Williams and John J. Hagedorn - Company performance; measured as actual Pre-bonus Operating Profit versus plan
      2. Al Fyffe and Peter Hauser- product revenue (through his sales commission plan), goal accomplishments and actual Pre-bonus Operating Profit versus plan
      3. All other participants - combination of actual Pre-bonus Operating Profit versus plan and achievement of individual goals, with specific portions of their bonuses tied to the accomplishment of each goal.
   D. The Company performance bonuses that are tied to actual Pre-bonus Operating Profit versus plan will be calculated as follows: 1. The earned bonus is the product of individual bonus percentage of planned
         Pre-bonus Operating Profit times the actual Pre-bonus Operating Profit.
      2. If actual Pre-bonus Operating Profit versus plan is 120% or more of Plan for the complete fiscal year, the earned bonus is the product of individual bonus percentage of planned Pre-bonus Operating Profit times the ratio of the actual/planned Pre-bonus Operating Profit times the actual Pre-bonus Operating Profit.
      3. Individual Bonuses are capped at two times target dollar bonuses.
  E. Bonuses based upon the accomplishment of individual goals will be determined by the CEO in conjunction with the individual's direct manager. The target levels represent bonuses to be paid upon achievement of goals on a timely basis; to the degree goals are accomplished later or earlier than expected, and to the degree the goal completion represented lesser or greater effort than expected, actual bonuses can be from zero to 150% of the target levels.
   F. No bonus payments are made if actual operating profit is less than 75% of Plan.
   G.Management bonuses will be calculated for the first half and the second half of each fiscal year and be paid within 30 days after the end of each six-month period.
III.  Authorization
   A. The Plan and participation must be approved at the beginning of each fiscal year by the Compensation Committee of the Board of Directors.
   B. The Compensation Committee of the Board of Directors has the authority to adjust amounts paid out based upon corporate performance based upon its assessment of the overall accomplishments of the management team.
IV.   Compensation Committee Resolution
   A. Approve Management Incentive Plan for fiscal year 1999

                                                                  Exhibit 10.48




                                 Lease Agreement

                                 By And Between

                          Aetna Life Insurance Company,
                            A Connecticut Corporation

                                   As Landlord

                                       And

                         Premisys Communications, Inc.,
                             A Delaware Corporation

                                    As Tenant

                               Dated June 4, 1998

17
98LEASE\PREMRV1.DOC: 06/10/98




                                Table Of Contents
                                                                            Page

Basic Lease Information....................................................iii

1.    Demise.................................................................1

2.    Premises...............................................................1

3.    Term...................................................................1

4.    Rent...................................................................1

5.    Late Charge............................................................3

6.    Security Deposit.......................................................3

7.    Possession.............................................................3

8.    Use of Premises........................................................3

9.    Acceptance of Premises.................................................4

10.   Surrender..............................................................4

11.   Alterations and Additions..............................................4

12.   Maintenance of Premises................................................5

13.   Landlord's Insurance...................................................5

14.   Tenant's Insurance.....................................................5

15.   Indemnification........................................................6

16.   Subrogation............................................................6

17.   Abandonment............................................................7

18.   Free From Liens........................................................7

19.   Advertisements and Signs...............................................7

20.   Utilities..............................................................7

21.   Entry by Landlord......................................................7

22.   Destruction and Damage.................................................7

23.   Condemnation...........................................................9

24.   Assignment and Subletting..............................................9

25.   Tenant's Default......................................................10

26.   Landlord's Remedies...................................................11

27.   Attorney's Fees.......................................................12

28.   Taxes.................................................................12

29.   Effect of Conveyance..................................................12

30.   Tenant's Estoppel Certificate.........................................12

31.   Subordination.........................................................13

32.   Environmental Covenants...............................................13

33.   Notices...............................................................15

34.   Waiver................................................................15

35.   Holding Over..........................................................15

36.   Successors and Assigns................................................15

37.   Time..................................................................15

38.   Brokers...............................................................15

39.   Limitation of Liability...............................................15

40.   Financial Statements..................................................15

41.   Rules and Regulations.................................................16

42.   Mortgagee Protection..................................................16

43.   Entire Agreement......................................................16

44.   Interest..............................................................16

45.   Construction..........................................................16

46.   Representations and Warranties of Tenant..............................16


               Exhibit
                  A      Diagram of the Premises
                  B      Tenant Improvements
                 B-1     Final Plans and Specifications for Tenant Improvements
                         (Intentionally omitted)
                  C      Commencement and Expiration Date
                         Memorandum
                  D      Rules and Regulations
                  E      Sign Criteria (Intentionally
                         omitted)
                  F      Hazardous Materials Disclosure
                         Certificate
                  G      Tenant Improvements Loan
                         Amortization Memorandum
                         (Intentionally omitted)

               Addenda   Addendum 1:  Option to Extend the
                         Lease

                                 Lease Agreement

                             Basic Lease Information

             Lease Date: June 4, 1998
               Landlord: Aetna Life Insurance Company,
                         a Connecticut corporation
     Landlord's Address: c/o Allegis Realty Investors llc
                          455 Market Street, Suite 1540
                         San Francisco, California 94105
                         All notices sent to Landlord under this Lease shall be sent to the above address, with copies to:

                         LPC MS. Inc.,
                       101 Lincoln Center Drive, 4th Floor
                          Foster City, California 94404
                     Tenant: Premisys Communications, Inc.,
                         a Delaware corporation
    Tenant's Address and 48664 Milmont Drive, Fremont, California 94538
       Telephone Number: (510) 353-4588
Premises Square Footage: Approximately twenty nine thousand eight hundred forty (29,840) rentable square feet
       Premises Address: 48634 Milmont Drive, Fremont, California 94538
                Project: Sutter Hill Business Park - 174 RESA, together with the land on which the Project is situated and all Common Areas
    Building (if not the 48630-48634 Milmont Drive, Fremont, California same as the Project):
  Tenant's Proportionate
       Share of Project: 52.2%
  Tenant's Proportionate
      Share of Building: 52.2%
         Length of Term: Eighty four (84) months
  Estimated Commencement
                   Date: January 3, 1999
    Estimated Expiration December 31, 2005
                   Date:
      Monthly Base Rent:                          Monthly Base     Monthly
                           Months    Sq. Ft.          Rate        Base Rent
                            01-12    29,840       x $1.30       = $ 38,792.00
                            13-24    29,840       x $1.34       = $ 39,985.60
                            25-36    29,840       x $1.38       = $ 41,179.20
                            37-48    29,840       x $1.42       = $ 42,372.80
                            49-60    29,840       x $1.46       = $ 43,566.40

                            61-72    29,840       x $1.50       = $ 44,760.00

                            73-84    29,840       x $1.54       = $ 45,953.60




           Prepaid Rent: Thirty eight  thousand  seven hundred  ninety two and
                           00/100 dollars ($38,792.00)
  Month to which Prepaid
           Base Rent and
 Additional     Rent will be First (1st) month of the Term Applied:
       Security Deposit: Forty five  thousand  nine  hundred  fifty  three and
                           60/100 dollars ($45,953.60)
                Permitted Use: General office and administration,
                         telecommunications, computers, software, electronic and
                         biomedical    research    and    development,     light
                         manufacturing and assembly of components, but only to the extent permitted by the City of Fremont and all
                         agencies   and    governmental    authorities    having
                         jurisdiction thereof.
      Unreserved Parking One   hundred   nineteen   (119)   nonexclusive   and
                 Spaces: undesignated parking spaces
              Broker(s): Bishop Hawk for Tenant
                         LPC MS, Inc. for Landlord

     Tenant Improvements
              Allowance: Twenty nine thousand eight hundred forty and 00/100 dollars ($29,840.00)
              Architect: N/A

                                 LEASE AGREEMENT


      This Lease Agreement is made and entered into by and between Landlord and Tenant on the Lease Date. The defined terms used in this Lease which are defined in the Basic Lease Information set forth on page 1 of this Lease Agreement ("Basic Lease Information") shall have the meaning and definition given them in the Basic Lease Information. The Basic Lease Information, the exhibit(s), the addendum or addenda described in the Basic Lease Information, and this Lease Agreement are and shall be construed as a single instrument and are referred to herein as the "Lease".

1. Demise
In consideration for the rents and all other charges and payments payable by Tenant, and for the agreements, terms and conditions to be performed by Tenant in this Lease, LANDLORD DOES HEREBY LEASE TO TENANT, AND TENANT DOES HEREBY HIRE AND TAKE FROM LANDLORD, the Premises described below (the "Premises"), upon the agreements, terms and conditions of this Lease for the Term hereinafter stated.

2. Premises
The Premises demised by this Lease is the square footage of space specified in the Basic Lease Information and has the address specified in the Basic Lease Information. The Premises are a part of and are contained in the Building specified in the Basic Lease Information. The location and dimensions of the Premises are depicted on Exhibit A, which is attached hereto and incorporated herein by this reference. Tenant shall have the non-exclusive right to use the parking and other common areas on the real property on which the Building is situated (the "Property"). No easement for light or air is incorporated in the Premises.

The Premises demised by this Lease shall also include the Tenant Improvements (as that term is defined in Exhibit B, attached hereto and incorporated herein by this reference) to be constructed by Landlord within the interior of the Premises. Landlord shall construct the Tenant Improvements on the terms and conditions set forth in Exhibit B. Landlord and Tenant agree to and shall be bound by the terms and conditions of Exhibit B.

3. Term
The term of this Lease (the "Term") shall be for the period of months specified in the Basic Lease Information, commencing on the earliest to occur of the following dates (the "Commencement Date"):

       (a)The date the Tenant Improvements are approved by the appropriate governmental agency as being in accordance with its building code and the building permit issued for such improvements, as evidenced by the issuance of a final building inspection approval; or

       (b)The date Landlord's architect and general contractor have both certified in writing to Tenant that the Tenant Improvements have been substantially completed in accordance with the plans and specifications therefor; or

       (c)The date Tenant commences occupancy of the Premises;

when the Commencement Date has been determined pursuant to the foregoing, Landlord and Tenant shall promptly execute a Commencement Date Memorandum in the form attached hereto as Exhibit C.

4. Rent

       (a)Base Rent. Tenant shall pay to Landlord, in advance on the first day of each month, without further notice or demand and without offset or deduction, the monthly installments of rent specified in the Basic Lease Information (the "Base Rent").

   Upon execution of this Lease, Tenant shall pay to Landlord the Prepaid Rent specified in the Basic Lease Information to be applied toward Base Rent for the month of the Term specified in the Basic Lease Information.

       (b)Additional Rent. In addition to the Base Rent, Tenant shall pay to Landlord, in accordance with this Paragraph 4, Tenant's proportionate share (which is hereby agreed to be Tenant's Proportionate Share as specified in the Basic Lease Information) of the following items related to the Building, the Property, and/or the Outside Areas (as defined in Paragraph 4(b)(3)) (the "Additional Rent"):

          (1) Taxes and Assessments. All real estate taxes and assessments. Real estate taxes and assessments shall include any form of assessment, license, fee, tax, levy, penalty (if a result of Tenant's delinquency), or tax (other than net income, estate, succession, inheritance, transfer or franchise taxes), imposed by any authority having the direct or indirect power to tax, or by any city, county, state or federal government or any improvement or other district or division thereof, whether such tax is (i) determined by the area of the Premises, the Building or the Property, or any part thereof, or the Rent and other sums payable hereunder by Tenant or by other tenants, including, but not limited to, any gross income or excise tax levied by any of the foregoing authorities with respect to receipt of Rent or other sums due under this Lease; (ii) upon any legal or equitable interest of Landlord in the Premises, the Building or the Property, or any part thereof; (iii) upon this transaction or any document to which Tenant is a party creating or transferring any interest in the Premises, the Building or the Property;
       (iv) levied or assessed in lieu of, in substitution for, or in addition to, existing or additional taxes against the Premises, the Building or the Property, whether or not now customary or within the contemplation of the parties; or (v) surcharged against the parking area. Tenant and Landlord acknowledge that Proposition 13 was adopted by the voters of the State of California in the June, 1978 election and that assessments, taxes, fees, levies and charges may be imposed by governmental agencies for such purposes as fire protection, street, sidewalk, road, utility construction and maintenance, refuse removal and for other governmental services which may formerly have been provided without charge to property owners or occupants. It is the intention of the parties that all new and increased assessments, taxes, fees, levies and charges due to Proposition 13 or any other cause are to be included within the definition of real property taxes for purposes of this Lease.

          (2) Insurance. All insurance premiums, including premiums for "all risk," fire and extended coverage (including earthquake endorsements) insurance for the Building, public liability insurance, other insurance as Landlord reasonably deems necessary, and any deductibles paid under policies of any such insurance.

          (3) Outside Areas Expenses. All reasonable costs to maintain, repair, replace, supervise, insure (including provision of public liability insurance) and administer the areas outside of the Building ("Outside Areas"), including parking areas, landscaping (including maintenance contracts), sprinkler systems, sidewalks, driveways, curbs, lighting systems, and utilities for Outside Areas.

          (4) Parking Charges. Any parking charges or other costs levied, assessed or imposed by, or at the direction of, or resulting from statutes or regulations, or interpretations thereof, promulgated by any governmental authority or insurer (not affiliated with Landlord) in connection with the use or occupancy of the Building, the Outside Areas and/or the Property.

          (5) Maintenance and Repair of Building. All reasonable costs to maintain, repair, and replace the structural portions of the roof, the roof coverings, the foundation, the floor slab, the load bearing walls, and the painting of the exterior walls (including the painting thereof) of the Building, the heating, ventilation, and air conditioning ("HVAC") systems serving the Building and/or the Premises (including the cost of maintenance contracts), and all reasonable costs to maintain, repair and replace all utility and plumbing systems, fixtures and equipment located outside the Building. Notwithstanding the foregoing, Tenant shall be responsible for the cost of replacement of capital expenditures described in this subparagraph 4(b)(5) only on a pro rata basis corresponding to the portion of the useful life of the capital expenditure that will be exhausted during the remainder of the Term.

          (6) Management and Administration. All reasonable costs for management and administration of the Building and the Property, including a property management fee, accounting, auditing, billing, postage, employee benefits, payroll taxes, etc.

       (c)Payment of Additional Rent.

          (1) Upon commencement of this Lease, Landlord shall submit to Tenant an estimate of monthly Additional Rent for the period between the Commencement Date and the following December 31 and Tenant shall pay such estimated Additional Rent on a monthly basis concurrently with the payment of the Base Rent. Tenant shall continue to make said monthly payments until notified by Landlord of a change therein. By March 1 of each calendar year, Landlord shall endeavor to provide to Tenant a statement showing the actual Additional Rent due to Landlord for the prior calendar year, prorated from the Commencement Date during the first year. If the total of the monthly payments of Additional Rent that Tenant has made for the prior calendar year (or portion thereof during which this Lease was in effect) is less than the actual Additional Rent chargeable to Tenant for such prior calendar year, then Tenant shall pay the difference in a lump sum within ten (10) business days after receipt of such statement from Landlord. Any overpayment by Tenant of Additional Rent for the prior calendar year shall be credited towards the Additional Rent next due.

       (2) The actual Additional Rent for the prior calendar year shall be used for purposes of calculating Tenant's monthly payment of estimated Additional Rent for the current year, subject to adjustment as provided above, except that in any year in which resurfacing of the parking area or material roof repairs are planned, Landlord may include the estimated cost of such work in the estimated monthly Additional Rent. Landlord shall make the final determination of Additional Rent for the year in which this Lease terminates as soon as possible after termination of such year. Tenant shall remain liable for payment of any amount due to Landlord in excess of the estimated Additional Rent previously paid by Tenant, and, conversely, Landlord shall promptly return to Tenant any overpayment, even though the Term has expired and Tenant has vacated the Premises. Failure of Landlord to submit statements as called for herein shall not be deemed a waiver of Tenant's obligation to pay Additional Rent as herein provided.

       (d)General Payment Terms. The Base Rent, Additional Rent and all other sums payable by Tenant to Landlord hereunder are referred to as the "Rent". All Rent shall be paid without deduction, offset or abatement in lawful money of the United States of America. Checks are to be made payable to AEtna Property Services and shall be mailed to: AEtna Property Services, Kodak Center, 1740 Technology Drive, #600, San Jose, California 95110, or to such other person or place as Landlord may, from time to time, designate to Tenant in writing. Rent for any partial month during the Term shall be prorated for the portion thereof falling due within the Term.

5. Late Charge
Notwithstanding any other provision of this Lease, Tenant hereby acknowledges that late payment to Landlord of Rent, or other amounts due hereunder will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. If any Rent or other sums due from Tenant are not received by Landlord or by Landlord's designated agent within ten (10) days after their due date, then Tenant shall pay to Landlord a late charge equal to ten five percent (10%) (5%) of such overdue amount, plus any reasonable attorneys' fees incurred by Landlord by reason of Tenant's failure to pay Rent and/or other charges when due hereunder. Landlord and Tenant hereby agree that such late charges represent a fair and reasonable estimate of the cost that Landlord will incur by reason of Tenant's late payment. Landlord's acceptance of such late charges shall not constitute a waiver of Tenant's default with respect to such overdue amount or estop Landlord from exercising any of the other rights and remedies granted under this Lease.

6. Security Deposit
Concurrently with Tenant's execution of the Lease, Tenant shall deposit with Landlord the Security Deposit specified in the Basic Lease Information as security for the full and faithful performance of each and every term, covenant and condition of this Lease. Landlord may use, apply or retain the whole or any part of the Security Deposit as may be reasonably necessary (a) to remedy Tenant's default in the payment of any Rent, (b) to repair damage to the Premises caused by Tenant, (c) to clean the Premises upon termination of this Lease, (d) to reimburse Landlord for the payment of any amount which Landlord may reasonably spend or be required to spend by reason of Tenant's default, or
(e) to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. Should Tenant faithfully and fully comply with all of the terms, covenants and conditions of this Lease, within thirty 30 twenty (20) days following the expiration of the Term, the Security Deposit or any balance thereof shall be returned to Tenant or, at the option of Landlord, to the last assignee of Tenant's interest in this Lease. Landlord shall not be required to keep the Security Deposit separate from its general funds and Tenant shall not be entitled to any interest on such deposit deposits. If Landlord so uses or applies all or any portion of said deposit, within five (5) days after written demand therefor Tenant shall deposit cash with Landlord in an amount sufficient to restore the Security Deposit to the full extent of the above amount, and Tenant's failure to do so shall be a default under this Lease. In the event Landlord transfers its interest in this Lease, Landlord shall transfer the then remaining amount of the Security Deposit to Landlord's successor in interest, and thereafter Landlord shall have no further liability to Tenant with respect to such Security Deposit.

7. Possession
       (a)Tenant's Right of Possession. Subject to Paragraph 7(b), Tenant shall be entitled to possession of the Premises upon commencement of the Term.

       (b)Delay in Delivering Possession. If for any reason whatsoever, Landlord cannot deliver possession of the Premises to Tenant at the commencement of the Term, this Lease shall not be void or voidable, nor shall Landlord, or Landlord's agents, be liable to Tenant for any loss or damage resulting therefrom. Tenant shall not be liable for Rent until Landlord delivers possession of the Premises to Tenant. The expiration date of the Term shall be extended by the same number of days that Tenant's possession of the Premises was delayed.

8. Use of Premises
       (a)Permitted Uses. The Premises shall be used for the Permitted Uses specified in the Basic Lease Information and no other. The Premises shall not be used to create any nuisance or trespass, for any illegal purpose, for any purpose not permitted by applicable laws and regulations, or for any purpose that would vitiate the insurance or increase the premiums for insurance on the Premises or the Building. Tenant agrees not to overload the floor(s) of the Building.

       (b)Compliance with Governmental Regulations. Tenant shall, at Tenant's expense, faithfully observe and comply with all Municipal, State and Federal statutes, rules, regulations, ordinances, requirements, and orders, now in force or which may hereafter be in force pertaining to the Premises or Tenant's use thereof, including without limitation, any statutes, rules, regulations, ordinances, requirements, or orders requiring, as a result of Tenant's use of the Premises, installation of fire sprinkler systems, seismic reinforcement and related alterations, and removal of asbestos, whether substantial in cost or otherwise, and all recorded covenants, conditions and restrictions affecting the Property ("Private Restrictions") now in force or which may hereafter be in force; provided, however, that Tenant shall not be required to make structural changes to the Premises or Building not related to Tenant's specific use of the Premises unless the requirement for such changes is imposed as a result of any improvements or additions made or proposed to be made at Tenant's request. The judgment of any court of competent jurisdiction, or the admission of Tenant in any action or proceeding against Tenant, whether Landlord be a party thereto or not, that Tenant has violated any such rule, regulation, ordinance, statute or Private Restrictions, shall be conclusive of that fact as between Landlord and Tenant.

9. Acceptance of Premises
By entry hereunder, Tenant accepts the Premises as suitable for Tenant's intended use and as being in good and sanitary operating order, condition and repair, AS IS, and without representation or warranty by Landlord as to the condition, use or occupancy which may be made thereof. Any exceptions to the foregoing must be by written agreement executed by Landlord and Tenant.

10.   Surrender
Tenant agrees that on the last day of the Term, or on the sooner termination of this Lease, Tenant shall surrender the Premises to Landlord (a) in good condition and repair (damage by Acts of God, fire, and normal wear and tear excepted), but with all interior walls painted or cleaned so they appear painted, any carpets cleaned, and with all floors cleaned and waxed, together with all alterations, additions and improvements which may have been made in or on the Premises; except that Tenant shall remove trade fixtures put in at the expense of Tenant and any improvements as to which Landlord has, prior to the date of surrender, consented to or requested removal; and (b) otherwise in accordance with Paragraph 32(f). Tenant shall repair all damage caused by such removal and otherwise restore the Premises in accordance with the preceding sentence at Tenant's sole cost and expense. On or before the expiration or sooner termination of this Lease, Tenant shall remove all of Tenant's personal property from the Premises. All property of Tenant not so removed, unless such non-removal is consented to by Landlord, shall be deemed abandoned by Tenant, provided that in such event Tenant shall remain liable to Landlord for all costs incurred in storing and disposing of such abandoned property of Tenant. If the Premises are not surrendered at the end of the Term or sooner termination of this Lease, and in accordance with the provisions of this Paragraph 10 and of Paragraph 32(f), Tenant hereby indemnifies Landlord against loss or liability resulting from delay by Tenant in so surrendering the Premises including, without limitation, any claims made by any succeeding tenant founded on such delay.

11.   Alterations and Additions
       (a)Tenant shall not make, or permit to be made, any alteration or addition to the Premises, or any part thereof, without the prior written consent of Landlord, such consent not to be unreasonably withheld, provided, however, Tenant without Landlord's consent, shall be entitled to make interior, non-structural alterations or additions to the Premises not requiring any permits which separately or in the aggregate over each twelve
   (12)  month  period  of  the  Term  do  not  exceed  five  thousand   dollars
   ($5,000.00).

       (b)Any alteration or addition to the Premises shall be at Tenant's sole cost and expense, in compliance with all applicable laws and requirements requested by Landlord, and in accordance with plans and specifications approved in writing by Landlord.

       (c)In the event Landlord consents to a proposed alteration or addition, such consent shall include Landlord's advice in writing, whether or not such proposed alteration or addition shall be required to be removed at the expiration or termination of this Lease. If Landlord fails so to advise Tenant regarding whether or not a proposed alteration or addition may be removed at the expiration or termination of this Lease, then Tenant, shall be required may, at Tenant's option, remove the alteration or addition, or to surrender the alteration or addition to Landlord with the Premises, without compensation to Tenant, at the expiration or termination of this Lease. All additions, alterations or improvements, including, but not limited to, heating, lighting, electrical, air conditioning, fixed partitioning, drapery, wall covering and paneling, built-in cabinet work and carpeting installations made by Tenant, together with all property that has become an integral part of the Building, shall at once be and become the property of Landlord, and shall not be deemed trade fixtures.

       (d)Tenant agrees not to proceed to make such alterations or additions, notwithstanding consent from Landlord to do so, until five (5) days after Tenant's receipt of such consent, in order that Landlord may post appropriate notices to avoid any liability to contractors or material suppliers for payment for Tenant's improvements. Tenant will at all times permit such notices to be posted and to remain posted until the completion of work.

12.   Maintenance of Premises
       (a)Maintenance by Tenant. Throughout the Term, Tenant shall, at its sole expense, (1) keep and maintain in good order and condition, repair, and replace the Premises, and every part thereof, including glass, windows, window frames, skylights, interior and exterior doors and door frames, and the interior of the Premises, (excepting only those portions of the Building to be maintained by Landlord, as provided in Paragraph 12(c) below), (2) keep and maintain in good order and condition, repair, and replace all utility and plumbing systems, fixtures and equipment, including without limitation, electricity, gas, water, and sewer, located in or on the Premises, Tenant shall be responsible for these costs of replacement only on a pro rata basis corresponding to the portion of the useful life of the capital expenditure that will be exhausted during the remainder of the Term and , (3) furnish all expendables, including light bulbs, paper goods and soaps, used in the Premises, (3) (4) repair all damage to the Premises, the Building or the Outside Areas caused by the negligence or willful misconduct of Tenant or its agents, employees, contractors or invitees. Tenant shall not do anything to cause any damage, deterioration or unsightliness to the Building and the Outside Areas.

       (b)Landlord's Right to Maintain and Repair at Tenant's Expense. Notwithstanding the foregoing, Landlord shall have the right, but not the obligation, at Tenant's expense, to enter the Premises and perform Tenant's maintenance, repair and replacement work. Within ten (10) days after invoice therefor from Landlord, Tenant shall pay all reasonable costs and expenses incurred by Landlord in connection with such maintenance, repair and replacement work.

       (c)Maintenance by Landlord. Subject to the provisions of Paragraphs 12(a), 22 and 23, and further subject to Tenant's obligation under Paragraph 4 to reimburse Landlord, in the form of Additional Rent, for Tenant's Proportionate Share of the cost and expense of the following items, Landlord agrees to repair and maintain the following items: the structural portions of the roof and the roof coverings (provided that Tenant installs no additional air conditioning or other equipment on the roof that damages structural portions of the roof or the roof coverings), the foundation, the floor slab, the load bearing walls, and the exterior walls (excluding any glass therein but including the painting thereof) of the Building; the HVAC systems serving the Building and/or the Premises; the utility and plumbing systems, fixtures, and equipment located outside the Building; and the parking areas, landscaping, sprinkler systems, sidewalks, driveways, curbs, and lighting systems in the Outside Areas. Landlord shall not be required to repair or maintain conditions created due to any act, negligence or omission of Tenant or its agents, contractors, employees or invitees. Landlord's obligation hereunder to repair and maintain is subject to the condition precedent that Landlord shall have received written notice of the need for such repairs and maintenance. Tenant shall promptly report in writing to Landlord any defective condition known to it which Landlord is required to repair, and failure to so report such defects shall make Tenant responsible to Landlord for any liability incurred by Landlord by reason of such condition.

       (d)Tenant's Waiver of Rights. Tenant hereby expressly waives all rights to make repairs at the expense of Landlord or to terminate this Lease, as provided for in California Civil Code Sections 1941 and 1942, and 1932(1), respectively, and any similar or successor statute or law in effect or any amendment thereof during the Term.

13.   Landlord's Insurance
Landlord shall purchase and keep in force fire, extended coverage and "all risk" insurance covering the Building in an amount equal to eighty percent (80%) of the replacement cost of the Building. Tenant shall, at its sole cost and expense, comply with any and all reasonable requirements pertaining to the Premises of any insurer necessary for the maintenance of reasonable fire and public liability insurance, covering the Building and appurtenances. Landlord, at Tenant's cost, may maintain "Loss of Rents" insurance, insuring that the Rent will be paid in a timely manner to Landlord for a period of at least twelve (12) months if the Premises are destroyed or rendered unusable or inaccessible by any cause insured against under this Lease.

14.   Tenant's Insurance
       (a)Public Liability Insurance. Tenant shall, at Tenant's expense, secure and keep in force a "broad form" public liability insurance and property damage policy covering the Premises and the Outside Areas, insuring Tenant, and naming Landlord and its lenders as additional insureds, against any liability arising out of the ownership, use, occupancy or maintenance of the Premises and all Outside Areas. The minimum limit of coverage of such policy shall be in the amount of not less than Three Two Million Dollars ($3,000,000.00) ($2,000,000.00) for injury or death of one person in any one accident or occurrence and in the amount of not less than Three Two Million Dollars ($3,000,000.00) ($2,000,000.00) for injury or death of more than one person in any one accident or occurrence, shall include an extended liability endorsement providing contractual liability coverage (which shall include coverage for Tenant's indemnification obligations in this Lease), and shall contain a severability of interest clause or a cross liability endorsement. Such insurance shall further insure Landlord and Tenant against liability for property damage of at least One Million Dollars ($1,000,000.00). The limit of any insurance shall not limit the liability of Tenant hereunder. No policy shall be cancelable or subject to reduction of coverage, and loss payable clauses shall be subject to Landlord's approval. Such policies of insurance shall be issued as primary policies and not contributing with or in excess of coverage that Landlord may carry, by an insurance company authorized to do business in the State of California for the issuance of such type of insurance coverage and rated A:XIII or better in Best's Key Rating Guide. A copy of said policy or a certificate evidencing to Landlord's reasonable satisfaction that such insurance is in effect shall be delivered to Landlord upon commencement of the Term, and thereafter whenever Landlord shall reasonably request.

       (b)Personal Property Insurance. Tenant shall maintain in full force and effect on all of its fixtures and equipment on the Premises, a policy or policies of fire and extended coverage insurance with standard coverage endorsement to the extent of the full replacement cost thereof. During the term of this Lease the proceeds from any such policy or policies of insurance shall be used for the repair or replacement of the fixtures and equipment so insured. Landlord shall have no interest in the insurance upon Tenant's equipment and fixtures and will sign all documents reasonably necessary in connection with the settlement of any claim or loss by Tenant. Landlord will not carry insurance on Tenant's possessions. Tenant shall furnish Landlord with a certificate evidencing to Landlord's reasonable satisfaction that such insurance is in effect, and whenever required, shall satisfy Landlord that such policy is in full force and effect.

15.   Indemnification
       (a)Of Landlord. Tenant shall indemnify and hold harmless Landlord and agents, employees, partners, shareholders, directors, invitees, and independent contractors (collectively "Agents") of Landlord against and from any and all claims, liabilities, judgments, costs, demands, causes of action and expenses (including, without limitation, reasonable attorneys' fees) arising from (1) Tenant's use of the Premises or from any activity done, permitted or suffered by Tenant in or about the Premises, the Building or the Property, and (2) any act, neglect, fault, willful misconduct or omission of Tenant, or Tenant's Agents or from any breach or default in the terms of this Lease by Tenant, and (3) any action or proceeding brought on account of any matter in items (1) or (2), except to the extent caused by the sole active negligence or willful misconduct by Landlord or its agents. If any action or proceeding is brought against Landlord by reason of any such claim, upon notice from Landlord, Tenant shall defend the same at Tenant's expense by counsel reasonably satisfactory to Landlord. As a material part of the consideration to Landlord, Tenant hereby assumes all risk of damage to property or injury to persons in or about the Premises from any cause whatsoever (except that which is caused by the sole active negligence or willful misconduct by Landlord or its Agents or by the failure of Landlord to observe any of the terms and conditions of this Lease, if such failure has persisted for an unreasonable period of time after written notice of such failure), and Tenant hereby waives all claims in respect thereof against Landlord. The obligations of Tenant under this Paragraph 15 shall survive any termination of this Lease.

       (b)No Impairment of Insurance. The foregoing indemnity shall not relieve any insurance carrier of its obligations under any policies required to be carried by either party pursuant to this Lease, to the extent that such policies cover the peril or occurrence that results in the claim that is subject to the foregoing indemnity.

16.   Subrogation
Landlord and Tenant hereby mutually waive any claim against the other for any loss or damage to any of their property located on or about the Premises, the Building or the Property that is caused by or results from perils covered by property insurance carried by the respective parties, to the extent of the proceeds of such insurance actually received with respect to such loss or damage, whether or not due to the negligence of the other party or its agents. Because the foregoing waivers will preclude the assignment of any claim by way of subrogation to an insurance company or any other person, each party now agrees to immediately give to its insurer written notice of the terms of these mutual waivers and shall have their insurance policies endorsed to prevent the invalidation of the insurance coverage because of these waivers. Nothing in this Paragraph 16 shall relieve a party of liability to the other for failure to carry insurance required by this Lease.

17.  Abandonment
Tenant shall not abandon the Premises at any time during the Term. In the event of abandonment, the rights and remedies of Tenant and Landlord shall be determined in accordance with the applicable California statutes in effect at the time of abandonment.

18.   Free From Liens
Tenant shall keep the Premises and the Property, free from any liens arising out of any work performed, materials furnished, or obligations incurred by or for Tenant.

19.   Advertisements and Signs
Tenant shall not place or permit to be placed in, upon, or about the Premises or the Property any signs, advertisements or notices without obtaining Landlord's prior written consent, which consent shall not be unreasonably withheld, or without complying with applicable law, and will not conduct, or permit to be conducted, any sale by auction on the Premises or otherwise on the Property. Tenant shall remove any sign, advertisement or notice placed on the Premises by Tenant upon the expiration of the Term or sooner termination of this Lease, and Tenant shall repair any damage or injury to the Premises or the Property caused thereby, all at Tenant's expense. If any signs are not removed, or necessary repairs not made, Landlord shall have the right to remove the signs and repair any damage or injury to the Premises at Tenant's sole cost and expense.

20.   Utilities
Tenant shall pay for all water, gas, heat, light, power, telephone service and all other materials and services supplied to the Premises. If Tenant fails to pay for any of the foregoing when due, Landlord may pay the same and add such amount to the Rent.

21.   Entry by Landlord
 Tenant shall permit Landlord and its Agents to enter into and upon the Premises at all reasonable times, upon reasonable notice (except in the case of an emergency, for which no notice shall be required), and subject to Tenant's reasonable security arrangements, for the purpose of inspecting the same or showing the Premises to prospective purchasers, lenders or tenants or to alter, improve, maintain and repair the Premises as required or permitted of Landlord under the terms hereof, without any rebate of Rent and without any liability to Tenant for any loss of occupation or quiet enjoyment of the Premises thereby occasioned (except for actual damages resulting from the negligence or willful misconduct of Landlord or its agents); and Tenant shall permit Landlord to post notices of non-responsibility and ordinary "for sale" or "for lease" signs, provided that Landlord may post such "for lease" signs and exhibit the Premises to prospective tenants only during the six (6) months prior to termination of this Lease. No such entry shall be construed to be a forcible or unlawful entry into, or a detainer of, the Premises, or an eviction of Tenant from the Premises.

22.   Destruction and Damage
       (a)If the Building is damaged by fire or other perils covered by extended coverage insurance, Landlord shall, at Landlord's option:

          (1) In the event of total destruction (which shall mean destruction or damage in excess of twenty-five percent (25%) of the full insurable value thereof) of the Premises, elect either to commence promptly to repair and restore the Premises and prosecute the same diligently to completion, in which event this Lease shall remain in full force and effect; or not to repair or restore the Premises, in which event this Lease shall terminate. Landlord shall give Tenant written notice of its intention within sixty (60) days after the date (the "Casualty Discovery Date") Landlord obtains actual knowledge of such destruction. If Landlord elects not to restore the Premises, this Lease shall be deemed to have terminated as of the date of such total destruction.

          (2) In the event of a partial destruction (which shall mean destruction or damage to an extent not exceeding twenty-five percent (25%) of the full insurable value thereof) of the Premises for which Landlord will receive insurance proceeds sufficient to cover the cost to repair and restore such partial destruction and, if the damage thereto is such that the Premises may be substantially repaired or restored to its condition existing immediately prior to such damage or destruction within one hundred eighty (180) days from the Casualty Discovery Date, Landlord shall commence and proceed diligently with the work of repair and restoration, in which event the Lease shall continue in full force and effect. If such repair and restoration requires longer than one hundred eighty (180) days or if the insurance proceeds therefor (plus any amounts Tenant may elect or is obligated to contribute) are not sufficient to cover the cost of such repair and restoration, Landlord may elect either to so repair and restore, in which event the Lease shall continue in full force and effect, or not to repair or restore, in which event the Lease shall terminate. In either case, Landlord shall give written notice to Tenant of its intention within sixty (60) days after the Casualty Discovery Date. If Landlord elects not to restore the Premises, this Lease shall be deemed to have terminated as of the date of such partial destruction.

          (3) Notwithstanding anything to the contrary contained in this Paragraph 22, in the event of damage to the Premises occurring during the last twelve (12) months of the Term, Landlord may elect to terminate this Lease by written notice of such election given to Tenant within thirty
       (30) days after the Casualty Discovery Date. Tenant at its option shall have up to 120 days to vacate, from date of Landlord's notice; provided, however, that Tenant shall pay the full scheduled monthly base rent without offset, except for those portions of the Premises that Landlord is occupying or making unusable to Tenant as a result of Landlord's reconstruction or repair of the Premises, while Tenant is in occupancy of the Premises.

       (b)If the Premises is damaged by any peril not covered by extended coverage insurance, and the cost to repair such damage exceeds any amount Tenant may agree to contribute, Landlord may elect either to commence promptly to repair and restore the Premises and prosecute the same diligently to completion, in which event this Lease shall remain in full force and effect; or not to repair or restore the Premises, in which event this Lease shall terminate. Landlord shall give Tenant written notice of its intention within sixty (60) days after the Casualty Discovery Date. If Landlord elects not to restore the Premises, this Lease shall be deemed to have terminated as of the date on which Tenant surrenders possession of the Premises to Landlord, except that if the damage to the Premises materially impairs Tenant's ability to continue its business operations in the Premises, then this Lease shall be deemed to have terminated as of the date such damage occurred.

       (c)Notwithstanding anything to the contrary in this Paragraph 22, Landlord shall have the option to terminate this Lease, exercisable by notice to Tenant within sixty (60) days after the Casualty Discovery Date, in each of the following instances:

          (1) If more than twenty-five percent (25%) of the full insurable value of the Building or the Project is damaged or destroyed, regardless of whether or not the Premises are destroyed.

          (2) If the Building or the Project or any portion thereof is damaged or destroyed and the repair and restoration of such damage requires longer than one hundred eighty (180) days from the Casualty Discovery Date.

          (3) If the Building or the Project or any portion thereof is damaged or destroyed and the insurance proceeds therefor are not sufficient to cover the costs of repair and restoration.

          (4) If the Building or the Project or any portion thereof is damaged or destroyed during the last twelve (12) months of the Term.

       (d)In the event of repair and restoration as herein provided, the monthly installments of Base Rent shall be abated proportionately in the ratio which Tenant's use of the Premises is impaired during the period of such repair or restoration, provided, however, that Tenant shall not be entitled to such abatement to the extent that such damage or destruction resulted from the acts or inaction of Tenant or Tenant?s Agents. Except as expressly provided in the immediately preceding sentence with respect to abatement of Base Rent, Tenant shall have no claim against Landlord for, and hereby releases Landlord and Landlord?s Agents from responsibility for and waives its entire claim of recovery for any cost, loss or expense suffered or incurred by Tenant as a result of any damage to or destruction of the Premises, the Building or the Project or the repair or restoration thereof, including, without limitation, any cost, loss or expense resulting from any loss of use of the whole or any part of the Premises, the Building or the Project and/or any inconvenience or annoyance occasioned by such damage, repair or restoration.however, that Tenant shall not be entitled to any compensation or damages for loss of use of the whole or any part of the Premises and/or any inconvenience or annoyance occasioned by such damage, repair or restoration.

       (e)If Landlord is obligated to or elects to repair or restore as herein provided, Landlord shall repair or restore only the initial tenant improvements, if any, constructed by Landlord in the Premises pursuant to the terms of this Lease, substantially to their condition existing immediately prior to the occurrence of the damage or destruction; and Tenant shall promptly repair and restore, at Tenant?s expense, Tenant?s Alterations which were not constructed by Landlord.

       (f)Tenant hereby waives the provisions of California Civil Code Section 1932(2) and Section 1933(4) which permit termination of a lease upon destruction of the leased premises, and the provisions of any similar law now or hereinafter in effect, and the provisions of this Paragraph 22 shall govern exclusively in case of such destruction.

      Notwithstanding anything to the contrary contained in the Lease:

       A. If the Premises are substantially damaged or impaired by fire (25% or more) or other casualty as reasonably determined by Landlord, and the Premises cannot be restored within two hundred ten (210) days after the date of such damage, Tenant may terminate this Lease.

       B. If this Lease is not terminated by Landlord as provided herein, Landlord shall restore the Premises and all Tenant Improvements installed by Landlord to the condition in which they existed immediately prior to the casualty.

23.   Condemnation
If twenty-five percent (25%) or more of the Building or the parking area for the Premises is taken for any public or quasi-public purpose by any lawful governmental power or authority, by exercise of the right of appropriation, inverse condemnation, condemnation or eminent domain, or sold to prevent such taking (each such event being referred to as a "Condemnation"), Landlord may, at its option, terminate this Lease as of the date title vests in the condemning party. If the Building after any Condemnation and any repairs by Landlord would be untenantable for the conduct of Tenant's business operations, Tenant shall have the right to terminate this Lease as of the date title vests in the condemning party. If either party elects to terminate this Lease as provided herein, such election shall be made by written notice to the other party given within thirty (30) days after the nature and extent of such Condemnation have been finally determined. Tenant shall not because of such taking assert any claim against Landlord. Landlord shall be entitled to receive the proceeds of all Condemnation awards, and Tenant hereby assigns to Landlord all of its interest in such awards. If less than twenty-five percent (25%) of the Building or the parking area is taken, Landlord at its option may terminate this Lease. If neither Landlord nor Tenant elects to terminate this Lease to the extent permitted above, Landlord shall promptly proceed to restore the Premises, to the extent of any Condemnation award received by Landlord, to substantially their same condition as existed prior to such Condemnation, allowing for the reasonable effects of such Condemnation, and a proportionate abatement shall be made to the Base Rent corresponding to the time during which, and to the portion of the floor area of the Building (adjusted for any increase thereto resulting from any reconstruction) of which, Tenant is deprived on account of such Condemnation and restoration. The provisions of California Code of Civil Procedure Section 1265.130, which allows either party to petition the Superior Court to terminate the Lease in the event of a partial taking of the Premises, and any other applicable law now or hereafter enacted, are hereby waived by Landlord and Tenant.

24.   Assignment and Subletting
       (a)Tenant shall not voluntarily or by operation of law, (1) mortgage, pledge, hypothecate or encumber this Lease or any interest herein, (2) assign or transfer this Lease or any interest herein, sublet the Premises or any part thereof, or any right or privilege appurtenant thereto, or allow any other person (the employees, agents and invitees of Tenant excepted) to occupy or use the Premises, or any portion thereof, without first obtaining the written consent of Landlord, which consent shall not be withheld unreasonably. When Tenant requests Landlord's consent to such assignment or subletting, it shall notify Landlord in writing of the name and address of the proposed assignee or subtenant and the nature and character of the business of the proposed assignee or subtenant and shall provide current financial statements for the proposed assignee or subtenant prepared in accordance with generally accepted accounting principles. Tenant shall also provide Landlord with a copy of the proposed sublet or assignment agreement, including all material terms and conditions thereof. Landlord shall have the option, to be exercised within thirty (30) days of receipt of the foregoing, to (1) cancel this Lease as of the commencement date stated in the proposed sublease or assignment, (2) acquire from Tenant the interest, or any portion thereof, in this Lease and/or the Premises that Tenant proposes to assign or sublease, on the same terms and conditions as stated in the proposed sublet or assignment agreement, (3) consent to the proposed assignment or sublease, or (4) refuse its consent to the proposed assignment or sublease, providing that such consent shall not be unreasonably withheld.

       (b)Without otherwise limiting the criteria upon which Landlord may withhold its consent, Landlord may take into account the reputation and credit worthiness of the proposed assignee or subtenant, the character of the business proposed to be conducted in the Premises or portion thereof sought to be subleased, and the potential impact of the proposed assignment or sublease on the economic value of the Premises. In any event, Landlord may reasonably withhold its consent to any assignment or sublease, if (1) the actual use proposed to be conducted in the Premises or portion thereof conflicts with the provisions of Paragraph 8(a), unless such actual use proposed is consented to by Landlord, which consent shall not be withheld unreasonably. or 8(b) above or with any other lease which restricts the use to which any space in the Building may be put, or (2) the proposed assignment or sublease requires alterations, improvements or additions to the Premises or portions thereof, which Landlord does not consent to, which consent shall not be unreasonably withheld.

       (c)If Landlord approves an assignment or subletting as herein provided, Tenant shall pay to Landlord, as Additional Rent, seventy-five percent (75%) of the difference, if any, between (1) the Base Rent plus Additional Rent allocable to that part of the Premises affected by such assignment or sublease pursuant to the provisions of this Lease, and (2) the rent and any additional rent payable by the assignee or sublessee to Tenant, after deducting the costs incurred by Tenant in connection with any such assignment or sublease. The assignment or sublease agreement, as the case may be, after approval by Landlord, shall not be amended without Landlord's prior written consent, and shall contain a provision directing the assignee or subtenant to pay the rent and other sums due thereunder directly to Landlord upon receiving written notice from Landlord that Tenant is in default under this Lease with respect to the payment of Rent. Landlord's collection of such rent and other sums shall not constitute an acceptance by Landlord of attornment by such assignee or subtenant. A consent to one assignment, subletting, occupation or use shall not be deemed to be a consent to any other or subsequent assignment, subletting, occupation or use, and consent to any assignment or subletting shall in no way relieve Tenant of any liability under this Lease. Any assignment or subletting without Landlord's consent shall be void, and shall, at the option of Landlord, constitute a Default under this Lease.

       (d)Tenant shall pay Landlord's reasonable fees, not to exceed One Thousand Five Hundred Dollars ($1,000.00) ($500) per transaction, incurred in connection with Landlord's review and processing of documents regarding any proposed assignment or sublease.

       (e)Tenant acknowledges and agrees that the restrictions, conditions and limitations imposed by this Paragraph 24 on Tenant's ability to assign or transfer this Lease or any interest herein, to sublet the Premises or any part thereof, to transfer or assign any right or privilege appurtenant to the Premises, or to allow any other person to occupy or use the Premises or any portion thereof, are, for the purposes of California Civil Code Section 1951.4, as amended from time to time, and for all other purposes, reasonable at the time that the Lease was entered into, and shall be deemed to be reasonable at the time that Tenant seeks to assign or transfer this Lease or any interest herein, to sublet the Premises or any part thereof, to transfer or assign any right or privilege appurtenant to the Premises, or to allow any other person to occupy or use the Premises or any portion thereof.

25.   Tenant's Default
The occurrence of any one of the following events shall constitute an event of default on the part of Tenant ("Default"):

       (a)The abandonment of the Premises by Tenant;

       (b)Failure to pay any installment of Rent or any other monies due and payable hereunder, said failure continuing for a period of three (3) days after the same is due;written notice that said Rent or other monies have not been paid; however, said notice shall constitute the Three-Day Notice to Pay Rent or Quit required under California Law;

       (c)A general assignment by Tenant for the benefit of creditors;

       (d)The filing of a voluntary petition in bankruptcy by Tenant, the filing of a voluntary petition for an arrangement, the filing of a petition, voluntary or involuntary, for reorganization, or the filing of an involuntary petition by Tenant's creditors, said involuntary petition remaining undischarged for a period of sixty (60) days;

       (e)Receivership, attachment, or other judicial seizure of substantially all of Tenant's assets on the Premises, such attachment or other seizure remaining undismissed or undischarged for a period of sixty (60) days after the levy thereof;

       (f)Failure of Tenant to execute and deliver to Landlord any estoppel certificate, subordination agreement, or lease amendment within the time periods and in the manner required by Paragraph 30 or 31 or 42;

       (g)An assignment or sublease, or attempted assignment or sublease, of this Lease or the Premises by Tenant contrary to the provision of Paragraph 24, unless such assignment or sublease is expressly conditioned upon Tenant having received Landlord's consent thereto;

       (h)Failure of Tenant to restore the Security Deposit to the amount and within the time period provided in Paragraph 6 above;

       (i)Failure in the performance of any of Tenant's covenants, agreements or obligations hereunder (except those failures specified as events of Default in other Paragraphs of this Paragraph 25, which shall be governed by such other Paragraphs), which failure continues for ten (10) days after written notice thereof from Landlord to Tenant provided that, if Tenant has exercised reasonable diligence to cure such failure and such failure cannot be cured within such ten (10) day period despite reasonable diligence, Tenant shall not be in default under this subparagraph unless Tenant fails thereafter diligently and continuously to prosecute the cure to completion; and

       (j)Chronic delinquency by Tenant in the payment of Rent, or any other periodic payments required to be paid by Tenant under this Lease. "Chronic delinquency" shall mean failure by Tenant to pay Rent, or any other payments required to be paid by Tenant under this Lease for any three (3) months (consecutive or nonconsecutive) during any twelve (12) month period. In the event of a Chronic Delinquency, in addition to Landlord's other remedies for Default provided in this Lease, at Landlord's option, Landlord shall have the right to require that Rent be paid by Tenant quarterly, in advance.

       Tenant agrees that any notice given by Landlord pursuant to Paragraph 25(b), (i) or (j) above shall satisfy the requirements for notice under California Code of Civil Procedure Section 1161, and Landlord shall not be required to give any additional notice in order to be entitled to commence an unlawful detainer proceeding.

26.   Landlord's Remedies
       (a)Termination. In the event of any Default by Tenant, then in addition to any other remedies available to Landlord at law or in equity and under this Lease, Landlord shall have the immediate option to terminate this Lease and all rights of Tenant hereunder by giving written notice of such intention to terminate. In the event that Landlord shall elect to so terminate this Lease then Landlord may recover from Tenant:

          (1) the worth at the time of award of any unpaid Rent and any other sums due and payable which have been earned at the time of such termination; plus

          (2) the worth at the time of award of the amount by which the unpaid Rent and any other sums due and payable which would have been earned after termination until the time of award exceeds the amount of such rental loss Tenant proves could have been reasonably avoided; plus

          (3) the worth at the time of award of the amount by which the unpaid Rent and any other sums due and payable for the balance of the term of this Lease after the time of award exceeds the amount of such rental loss that Tenant proves could be reasonably avoided; plus

          (4) any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which in the ordinary course would be likely to result therefrom, including, without limitation, any costs or expenses incurred by Landlord (i) in retaking possession of the Premises;
       (ii) in maintaining, repairing, preserving, restoring, replacing, cleaning, altering or rehabilitating the Premises or any portion thereof, including such acts for reletting to a new tenant or tenants; (iii) for leasing commissions; or (iv) for any other costs necessary or appropriate to relet the Premises; plus

          (5) such reasonable attorneys' fees incurred by Landlord as a result of a Default, and costs in the event suit is filed by Landlord to enforce such remedy; and plus

          (6) at Landlord's election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time by applicable law.

As used in subparagraphs (1) and (2) above, the "worth at the time of award" is computed by allowing interest at an annual rate equal to twelve percent (12%) per annum or the maximum rate permitted by law, whichever is less. As used in subparagraph (3) above, the "worth at the time of award" is computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award, plus one percent (1%). Tenant waives redemption or relief from forfeiture under California Code of Civil Procedure Sections 1174 and 1179, or under any other present or future law, in the event Tenant is evicted or Landlord takes possession of the Premises by reason of any Default of Tenant hereunder.

       (b)Continuation of Lease. In the event of any Default by Tenant, then in addition to any other remedies available to Landlord at law or in equity and under this Lease, Landlord shall have the remedy described in California Civil Code Section 1951.4 (Landlord may continue this Lease in effect after Tenant's Default and abandonment and recover Rent as it becomes due, provided Tenant has the right to sublet or assign, subject only to reasonable limitations).

       (c)Re-entry. In the event of any Default by Tenant, Landlord shall also have the right, with or without terminating this Lease, in compliance with applicable law, to re-enter the Premises and remove all persons and property from the Premises; such property may be removed and stored in a public warehouse or elsewhere at the cost of and for the account of Tenant.

       (d)Reletting. In the event of the abandonment of the Premises by Tenant or in the event that Landlord shall elect to re-enter as provided in Paragraph 26(c) or shall take possession of the Premises pursuant to legal proceeding or pursuant to any notice provided by law, then if Landlord does not elect to terminate this Lease as provided in Paragraph 26(a), Landlord may from time to time, without terminating this Lease, relet the Premises or any part thereof for such term or terms and at such rental or rentals and upon such other terms and conditions as Landlord in its sole discretion may deem advisable with the right to make alterations and repairs to the Premises. In the event that Landlord shall elect to so relet, then rentals received by Landlord from such reletting shall be applied in the following order: (1) to reasonable attorneys' fees incurred by Landlord as a result of a Default and costs in the event suit is filed by Landlord to enforce such remedies; (2) to the payment of any indebtedness other than Rent due hereunder from Tenant to Landlord; (3) to the payment of any costs of such reletting; (4) to the payment of the costs of any alterations and repairs to the Premises; (5) to the payment of Rent due and unpaid hereunder; and (6) the residue, if any, shall be held by Landlord and applied in payment of future Rent and other sums payable by Tenant hereunder as the same may become due and payable hereunder. Should that portion of such rentals received from such reletting during any month, which is applied to the payment of Rent hereunder, be less than the Rent payable during the month by Tenant hereunder, then Tenant shall pay such deficiency to Landlord. Such deficiency shall be calculated and paid monthly. Tenant shall also pay to Landlord, as soon as ascertained, any costs and expenses incurred by Landlord in such reletting or in making such alterations and repairs not covered by the rentals received from such reletting.

       (e)Termination. No re-entry or taking of possession of the Premises by Landlord pursuant to this Paragraph 26 shall be construed as an election to terminate this Lease unless a written notice of such intention is given to Tenant or unless the termination thereof is decreed by a court of competent jurisdiction. Notwithstanding any reletting without termination by Landlord because of any Default by Tenant, Landlord may at any time after such reletting elect to terminate this Lease for any such Default.

       (f)Cumulative Remedies. The remedies herein provided are not exclusive and Landlord shall have any and all other remedies provided herein or by law or in equity.

       (g)No Surrender. No act or conduct of Landlord, whether consisting of the acceptance of the keys to the Premises, or otherwise, shall be deemed to be or constitute an acceptance of the surrender of the Premises by Tenant prior to the expiration of the Term, and such acceptance by Landlord of surrender by Tenant shall only flow from and must be evidenced by a written acknowledgment of acceptance of surrender signed by Landlord. The surrender of this Lease by Tenant, voluntarily or otherwise, shall not work a merger unless Landlord elects in writing that such merger take place, but shall operate as an assignment to Landlord of any and all existing subleases, or Landlord may, at its option, elect in writing to treat such surrender as a merger terminating Tenant's estate under this Lease, and thereupon Landlord may terminate any or all such subleases by notifying the sublessee of its election so to do within five (5) days after such surrender.

27.   Attorney's Fees
In the event any legal action or proceeding, including arbitration and declaratory relief, is commenced for the purpose of enforcing any rights or remedies pursuant to this Lease, the prevailing party shall be entitled to recover from the non-prevailing party reasonable attorneys' fees, as well as costs of suit, in said action or proceeding, whether or not such action is prosecuted to judgment.

28.   Taxes
Tenant shall be liable for and shall pay, prior to delinquency, all taxes levied against personal property and trade or business fixtures of Tenant. If any alteration, addition or improvement installed by Tenant pursuant to Paragraph 11, or any personal property, trade fixture or other property of Tenant, is assessed and taxed with the Property, Tenant shall pay such taxes to Landlord within ten (10) days after delivery to Tenant of a statement therefor.

29.   Effect of Conveyance
The term "Landlord" as used in this Lease, means only the owner for the time being of the Property containing the Building, so that, in the event of any sale of the Property or the Building, Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder accruing from and after the transfer, and it shall be deemed and construed, without further agreement between the parties and the purchaser at any such sale, that the purchaser of the Property or the Building has assumed and agreed to carry out any and all covenants and obligations of Landlord hereunder.

30.   Tenant's Estoppel Certificate
From time to time, upon written request of Landlord, Tenant shall execute, acknowledge and deliver to Landlord or its designee, a written certificate stating (a) the date this Lease was executed, the Commencement Date of the Term and the date the Term expires; (b) the date Tenant entered into occupancy of the Premises; (c) the amount of Rent and the date to which such Rent has been paid;
(d) that this Lease is in full force and effect and has not been assigned, modified, supplemented or amended in any way (or, if assigned, modified, supplemented or amended, specifying the date and terms of any agreement so affecting this Lease); (e) that this Lease represents the entire agreement between the parties with respect to Tenant's right to use and occupy the Premises (or specifying such other agreements, if any); (f) that all obligations under this Lease to be performed by Landlord as of the date of such certificate have been satisfied (or specifying those as to which Tenant claims that Landlord has yet to perform); (g) that all required contributions by Landlord to Tenant on account of Tenant's improvements have been received (or stating exceptions thereto); (h) that on such date there exist no defenses or offsets that Tenant has against the enforcement of this Lease by Landlord (or stating exceptions thereto); (i) that no Rent or other sum payable by Tenant hereunder has been paid more than one (1) month in advance (or stating exceptions thereto); (j) that security has been deposited with Landlord, stating the amount thereof; and
(k) any other matters evidencing the status of this Lease that may be required either by a lender making a loan to Landlord to be secured by a deed of trust covering the Premises or by a purchaser of the Premises. Any such certificate delivered pursuant to this Paragraph 30 may be relied upon by a prospective purchaser of Landlord's interest or a mortgagee of Landlord's interest or assignee of any mortgage upon Landlord's interest in the Premises. If Tenant shall fail to provide such certificate within ten (10) days of receipt by Tenant of a written request by Landlord as herein provided, such failure shall, at Landlord's election, constitute a Default under this Lease, and Tenant shall be deemed to have given such certificate as above provided without modification and shall be deemed to have admitted the accuracy of any information supplied by Landlord to a prospective purchaser or mortgagee.

31.   Subordination
Landlord shall have the right to cause this Lease to be and remain subject and subordinate to any and all mortgages, deeds of trust and ground leases, if any ("Encumbrances") that are now or may hereafter be executed covering the Premises, or any renewals, modifications, consolidations, replacements or extensions thereof, for the full amount of all advances made or to be made thereunder and without regard to the time or character of such advances, together with interest thereon and subject to all the terms and provisions thereof; provided only, that in the event of termination of any such ground lease or upon the foreclosure of any such mortgage or deed of trust, so long as Tenant is not in default, the holder thereof ("Holder") shall agree to recognize Tenant's rights under this Lease as long as Tenant shall pay the Rent and observe and perform all the provisions of this Lease to be observed and performed by Tenant. Within ten (10) days after Landlord's written request, Tenant shall execute, acknowledge and deliver any and all reasonable documents required by Landlord or the Holder to effectuate such subordination. If Tenant fails to do so, such failure shall constitute a Default by Tenant under this Lease. Notwithstanding anything to the contrary set forth in this Paragraph 31, Tenant hereby attorns and agrees to attorn to any person or entity purchasing or otherwise acquiring the Premises at any sale or other proceeding or pursuant to the exercise of any other rights, powers or remedies under such Encumbrance.

32.   Environmental Covenants
       (a)As used herein, the term "Hazardous Material" shall mean any substance or material which has been determined by any state, federal or local governmental authority to be capable of posing a risk of injury to health, safety or property, including all of those materials and substances designated as hazardous or toxic by the city in which the Premises are located, the U.S. Environmental Protection Agency, the Consumer Product Safety Commission, the Food and Drug Administration, the California Water Resources Control Board, the Regional Water Quality Control Board, San Francisco Bay Region, the California Air Resources Board, CAL/OSHA Standards Board, Division of Occupational Safety and Health, the California Department of Food and Agriculture, the California Department of Health Services, and any federal agencies that have overlapping jurisdiction with such California agencies, or any other governmental agency now or hereafter authorized to regulate materials and substances in the environment. Without limiting the generality of the foregoing, the term "Hazardous Material" shall include all of those materials and substances defined as "hazardous materials" or "hazardous waste" in Sections 66680 through 66685 of Title 22 of the California Administrative Code, Division 4, Chapter 30, as the same shall be amended from time to time, petroleum, petroleum-related substances and the by-products, fractions, constituents and sub-constituents of petroleum or petroleum-related substances, asbestos, and any other materials requiring remediation now or in the future under federal, state or local statutes, ordinances, regulations or policies.

       (b)Tenant represents, warrants and covenants (i) that it will use and store in, on or about the Premises, only those Hazardous Materials that are necessary for Tenant to conduct its business activities on the Premises, (ii) that, with respect to any such Hazardous Materials, Tenant shall comply with all applicable federal, state and local laws, rules, regulations, policies and authorities relating to the storage, use, disposal or cleanup of Hazardous Materials, including, but not limited to, the obtaining of proper permits, and (iii) that it will not dispose of any Hazardous Materials in, on or about the Premises under any circumstances.

       (c)Tenant shall immediately notify Landlord of any inquiry, test, investigation or enforcement proceeding by or against Tenant, Landlord or the Premises concerning a Hazardous Material. Tenant acknowledges that Landlord, as the owner of the Premises, shall have the right, at its election, in its own name or as Tenant's agent, to negotiate, defend, approve and appeal, at Tenant's expense, any action taken or order issued with regard to a Hazardous Material by an applicable governmental authority.

       (d)If Tenant's storage, use or disposal of any Hazardous Material in, on or adjacent to the Premises results in any contamination of the Premises, the soil or surface or groundwater (1) requiring remediation under federal, state or local statutes, ordinances, regulations, or policies, or (2) at levels which are unacceptable to Landlord, in Landlord's reasonable judgment, Tenant agrees to clean up said contamination. Tenant further agrees to indemnify, defend and hold Landlord harmless from and against any claims, liabilities, losses, suits, causes of action, costs, expenses or fees, including attorneys' fees and costs, arising out of or in connection with any remediation, cleanup work, inquiry or enforcement proceeding in connection therewith, and any Hazardous Materials currently or hereafter used, stored or disposed of by Tenant or its agents, employees, contractors or invitees in, on or adjacent to the Premises.

       (e)Notwithstanding any other right of entry granted to Landlord under this Lease, Landlord shall have the right to enter the Premises or to have consultants enter the Premises throughout the term of this Lease, at reasonable times and upon reasonable notice, for the purpose of (1) determining whether the Premises are in conformity with federal, state and local statutes, regulations, ordinances, and policies including those pertaining to the environmental condition of the Premises, (2) conducting an environmental audit or investigation of the Premises for purposes of sale, transfer, conveyance or financing, (3) determining whether Tenant has complied with this Paragraph 32, and (4) determining the corrective measures, if any, required of Tenant to ensure the safe use, storage and disposal of Hazardous Materials, or to remove Hazardous Materials (except to the extent used, stored or disposed of by Tenant or its agents, employees, contractors or invitees in compliance with applicable law). Tenant agrees to provide access and reasonable assistance for such inspections. Such inspections may include, but are not limited to, entering the Premises or adjacent property with drill rigs or other machinery for the purpose of obtaining laboratory samples. Landlord shall not be limited in the number of such inspections during the term of this Lease. To the extent such inspections disclose the presence of Hazardous Materials used, stored or disposed of by Tenant or its agents, employees, contractors or invitees, Tenant shall reimburse Landlord for the cost of such inspections within ten (10) days of receipt of a written statement thereof. If such consultants determine that the Premises are contaminated with Hazardous Materials used, stored or disposed of by Tenant or its agents, employees contractors or invitees, Tenant shall, in a timely manner, at its expense, remove such Hazardous Materials or otherwise comply with the recommendations of such consultants to the reasonable satisfaction of Landlord and any applicable governmental agencies. The right granted to Landlord herein to inspect the Premises shall not create a duty on Landlord's part to inspect the Premises, or liability of Landlord for Tenant's use, storage or disposal of Hazardous Materials, it being understood that Tenant shall be solely responsible for all liability in connection therewith.

       (f)Tenant shall surrender the Premises to Landlord upon the expiration or earlier termination of this Lease free of debris, waste and Hazardous Materials used, stored or disposed of by Tenant or its agents, employees, contractors or invitees, and in a condition which complies with all governmental statutes, ordinances, regulations and policies, recommendations of consultants hired by Landlord, and such other reasonable requirements as may be imposed by Landlord.

       (g)Tenant's obligations under this Paragraph 32 shall survive termination of this Lease.

       (h)Landlord hereby discloses to Tenant that the Premises and the Property are or may be in an area in which contamination of soils or groundwater by Hazardous Materials may exist. If Tenant desires more definite information regarding the existence or possible existence of contamination by Hazardous Materials of soils or groundwater of or beneath the Premises, the Property, or other real property in the general area of the Property, then Tenant shall investigate such matters.

       (i)Landlord will not charge Tenant for, and Tenant shall not be obligated to Landlord under any provision of this Lease with respect to (i) any claim, remediation obligation, investigation obligation, liability, cause of action, penalty, attorneys' fee, consultants' cost, expense or damage owing or alleged to be owing with respect to any Hazardous Material present in, on or about the Premises or the Building, or the soil, groundwater or surface water thereof, prior to the Commencement Date; or (ii) the removal, investigation, monitoring or remediation of any Hazardous Material present on or about the Premises or the Building, or the soil, groundwater or surface water thereof, caused by any source, including third parties other than Tenant, prior to the Commencement Date as a result of or in connection with the acts or omissions of persons other than Tenant or its parent, subsidiaries, affiliates, divisions, directors, officers, agents, employees, contractors, customers, invitees, subtenants or assigns (all such parties collectively hereinafter referred to in this subparagraph as "Tenant"); provided, however, Tenant shall be fully obligated to Landlord under the provisions of this Lease for all claims incurred by Landlord to the extent that (a) Tenant contributes to the presence of such Hazardous Materials or Tenant exacerbates the conditions of the conditions caused by such Hazardous Materials, or (b) Tenant allows or permits such persons to cause such Hazardous Materials to be present in, on, under, through or about the Premises or the Property or does not prevent such person from causing the presence of Hazardous Materials in, on, under, through or about the Premises or the Property.

33.   Notices
All notices and demands which may or are to be required or permitted to be given to either party by the other hereunder shall be in writing and shall be sent by United States mail, postage prepaid, certified, or by personal delivery or overnight courier, addressed to the addressee at the address for such addressee as specified in the Basic Lease Information, or to such other place as such party may from time to time designate in a notice to the other party given as provided herein, or by telex or telecopy at the number therefor designated by the addressee in a written notice given as provided herein. Notice shall be deemed given upon the earlier of actual receipt or the third day following deposit in the United States mail in the manner described above.

34.   Waiver
The waiver of any breach of any term, covenant or condition of this Lease shall not be deemed to be a waiver of such term, covenant or condition or any subsequent breach of the same or any other term, covenant or condition herein contained. The subsequent acceptance of Rent by Landlord shall not be deemed to be a waiver of any preceding breach by Tenant, other than the failure of Tenant to pay the particular rental so accepted, regardless of Landlord's knowledge of such preceding breach at the time of acceptance of such Rent. No delay or omission in the exercise of any right or remedy of Landlord on any Default by Tenant shall impair such a right or remedy or be construed as a waiver. Any waiver by Landlord of any Default must be in writing and shall not be a waiver of any other Default concerning the same or any other provisions of this Lease.

35.   Holding Over
Any holding over after the expiration of the Term, without the express written consent of Landlord, shall constitute a Default and, without limiting Landlord's remedies provided in this Lease, such holding over shall be construed to be a tenancy at sufferance, at a rental rate of one hundred fifty thirty-five percent (150%) (135%) of the Base Rent last due in this Lease, plus Additional Rent, and shall otherwise be on the terms and conditions herein specified, so far as applicable.

36.   Successors and Assigns
The terms, covenants and conditions of this Lease shall, subject to the provisions as to assignment, apply to and bind the heirs, successors, executors, administrators and assigns of all of the parties hereto. If Tenant shall consist of more than one entity or person, the obligations of Tenant under this Lease shall be joint and several.

37.   Time
Time is of the essence of this Lease and each and every term, condition and provision herein.

38.   Brokers
Landlord and Tenant each represents and warrants to the other that neither it nor its officers or agents nor anyone acting on its behalf has dealt with any real estate broker except the Broker(s) specified in the Basic Lease Information in the negotiating or making of this Lease, and each party agrees to indemnify and hold harmless the other from any claim or claims, and costs and expenses, including attorneys' fees, incurred by the indemnified party in conjunction with any such claim or claims of any other broker or brokers to a commission in connection with this Lease as a result of the actions of the indemnifying party.

39.   Limitation of Liability
Tenant agrees that, in the event of any default or breach by Landlord with respect to any of the terms of the Lease to be observed and performed by Landlord (a) Tenant shall look solely to the estate and property of Landlord or any a successor in interest in the Property and the Building, for the satisfaction of Tenant's remedies for the collection of a judgment (or other judicial process) requiring the payment of money by Landlord; (b) no other property or assets of Landlord, its partners, shareholder, officers, directors or any successor in interest shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies; (c) no personal liability shall at any time be asserted or enforceable against Landlord's partners or successors in interest (except to the extent permitted in (a) above), or against Landlord's shareholders, officers or directors, or their respective partners, shareholders, officers, directors or successors in interest; and (d) no judgment will be taken against any partner, shareholder, officer or director of Landlord. The provisions of this section shall apply only to the Landlord and the parties herein described, and shall not be for the benefit of any insurer nor any other third party.

40.   Financial Statements
Within thirty (30) days after Landlord's request, but not more than once in any calendar year, Tenant shall deliver to Landlord the then current financial statements of Tenant (including interim periods following the end of the last fiscal year for which annual statements are available), prepared or compiled by a certified public accountant, including a balance sheet and profit and loss statement for the most recent prior year, all prepared in accordance with generally accepted accounting principles consistently applied.

41.   Rules and Regulations
Tenant agrees to comply with such reasonable rules and regulations as Landlord may adopt from time to time for the orderly and proper operating of the Building and parking and other common areas. Such rules may include but shall not be limited to the following: (a) restriction of employee parking to a limited, designated area or areas; and (b) regulation of the removal, storage and disposal of Tenant's refuse and other rubbish at the sole cost and expense of Tenant. The rules and regulations shall be binding upon Tenant upon delivery of a copy of them to Tenant. Landlord shall not be responsible to Tenant for the failure of any other person to observe and abide by any of said rules and regulations.

42.   Mortgagee Protection
       (a)Modifications for Lender. If, in connection with obtaining financing for the Premises or any portion thereof, Landlord's lender shall request reasonable modifications to this Lease as a condition to such financing, Tenant shall not unreasonably withhold, delay or defer its consent to such modifications, provided such modifications do not materially adversely affect Tenant's rights or increase Tenant's obligations under this Lease.

       (b)Rights to Cure. Tenant agrees to give to any trust deed or mortgage holder ("Holder"), by registered mail, at the same time as it is given to Landlord, a copy of any notice of default given to Landlord, provided that prior to such notice Tenant has been notified, in writing, (by way of notice of assignment of rents and leases, or otherwise) of the address of such Holder. Tenant further agrees that if Landlord shall have failed to cure such default within the time provided for in this Lease, then the Holder shall have an additional twenty (20) days after expiration of such period, or after receipt of such notice from Tenant (if such notice to the Holder is required by this Paragraph 42(b)), whichever shall last occur, within which to cure such default or if such default cannot be cured within that time, then such additional time as may be necessary if within such twenty (20) days, any Holder has commenced and is diligently pursuing the remedies necessary to cure such default (including but not limited to commencement of foreclosure proceedings, if necessary to effect such cure), in which event this Lease shall not be terminated.

43.   Entire Agreement
This Lease, including the Exhibits and any Addenda attached hereto, which are hereby incorporated herein by this reference, contains the entire agreement of the parties hereto, and no representations, inducements, promises or agreements, oral or otherwise, between the parties, not embodied herein or therein, shall be of any force and effect.

44.   Interest
Any installment of Rent and any other sum due from Tenant under this Lease which is not received by Landlord within ten (10) days from when the same is due shall bear interest from such tenth (10th) day until paid at an annual rate equal to the maximum rate of interest permitted by law. Payment of such interest shall not excuse or cure any Default by Tenant. In addition, Tenant shall pay all costs and attorneys' fees incurred by Landlord in collection of such amounts.

45.   Construction
This Lease shall be construed and interpreted in accordance with the laws of the State of California. The parties acknowledge and agree that no rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall be employed in the interpretation of this Lease, including the Exhibits and any Addenda attached hereto. All captions in this Lease are for reference only and shall not be used in the interpretation of this Lease. Whenever required by the context of this Lease, the singular shall include the plural, the masculine shall include the feminine, and vice versa. If any provision of this Lease shall be determined to be illegal or unenforceable, such determination shall not affect any other provision of this Lease and all such other provisions shall remain in full force and effect.

46.   Representations and Warranties of Tenant
Tenant hereby makes the following representations and warranties, each of which is material and being relied upon by Landlord, is true in all respects as of the date of this Lease, and shall survive the expiration or termination of the Lease.

       (a)If Tenant is an entity, Tenant is duly organized, validly existing and in good standing under the laws of the state of its organization and the persons executing this Lease on behalf of Tenant have the full right and authority to execute this Lease on behalf of Tenant and to bind Tenant without the consent or approval of any other person or entity. Tenant has full power, capacity, authority and legal right to execute and deliver this Lease and to perform all of its obligations hereunder. This Lease is a legal, valid and binding obligation of Tenant, enforceable in accordance with its terms.

       (b)Tenant has not (1) made a general assignment for the benefit of creditors, (2) filed any voluntary petition in bankruptcy or suffered the filing of an involuntary petition by any creditors, (3) suffered the appointment of a receiver to take possession of all or substantially all of its assets, (4) suffered the attachment or other judicial seizure of all or substantially all of its assets, (5) admitted in writing its inability to pay its debts as they come due, or (6) made an offer of settlement, extension or composition to its creditors generally.

   Landlord and Tenant have executed and delivered this Lease as of the Lease Date specified in the Basic Lease Information.

Tenant:

Premisys Communications, Inc.,
a Delaware Corporation

By:      /s/ Nicholas J. Williams
         ------------------------------
         Nicholas J. Williams
         Chief Executive Officer

Date:           June 26, 1998

Landlord:

AETNA LIFE INSURANCE COMPANY,
a Connecticut corporation

By:      Allegis Realty Investors, LLC
         Its Investment Advisor

By:      /s/  Silvia Melikian
         ------------------------
         Silvia Melikian
         Vice President

Date:    August 20, 1998

1
98LEASE\PREMRV1.DOC: 06/10/98


                                    Exhibit A

                             Diagram of the Premises

                          Exhibit B to Lease Agreement
                               Tenant Improvements


This exhibit, entitled "Tenant Improvements", is and shall constitute EXHIBIT B to that certain Lease Agreement dated June 4, 1998 (the "Lease"), by and between AEtna Life Insurance Company, a Connecticut corporation ("Landlord") and Premisys Communications, Inc., a Delaware corporation ("Tenant") for the leasing of certain premises located in the Sutter Hill Business Park at Building A, 48634 Milmont Drive, Fremont, California (the "Premises"). The terms, conditions and provisions of this EXHIBIT B are hereby incorporated into and are made a part of the Lease. Any capitalized terms used herein and not otherwise defined herein shall have the meaning ascribed to such terms as set forth in the Lease:

1. Tenant To Construct Tenant Improvements. Subject to the provisions below, Tenant shall be solely responsible for the planning, construction and completion of the interior tenant improvements ("Tenant Improvements") to the Premises in accordance with the terms and conditions of this Exhibit B. The Tenant Improvements shall not include any of Tenant's personal property, trade fixtures, furnishings, equipment or similar items.

2.    Tenant Improvement Plans.

      A. Preliminary Plans and Specifications. Promptly after execution of the Lease, Tenant shall retain a licensed and insured architect ("Architect") to prepare preliminary working architectural and engineering plans and specifications ("Preliminary Plans and Specifications") for the Tenant Improvements. Tenant shall deliver the Preliminary Plans and Specifications to Landlord. The Preliminary Plans and Specifications shall be in sufficient detail to show locations, types and requirements for all heat loads, people loads, floor loads, power and plumbing, regular and special HVAC needs, telephone communications, telephone and electrical outlets, lighting, lighting fixtures and related power, and electrical and telephone switches. Landlord shall reasonably approve or disapprove the Preliminary Plans and Specifications within five (5) days after Landlord receives the Preliminary Plans and Specifications and, if disapproved, Landlord shall return the Preliminary Plans and Specifications to Tenant, who shall make all necessary revisions within ten (10) days after Tenant's receipt thereof. This procedure shall be repeated until Landlord approves the Preliminary Plans and Specifications. The approved Preliminary Plans and Specifications, as modified, shall be deemed the "Final Preliminary Plans and Specifications".

      B. Final Plans and Specifications. After the Final Preliminary Plans and Specifications are approved by Landlord and are deemed to be the Final Preliminary Plans and Specifications, Tenant shall cause the Architect to prepare in twenty (20) days following Landlord's approval of the Final Preliminary Plans and Specifications the final working architectural and engineering plans, specifications and drawings, ("Final Plans and Specifications") for the Tenant Improvements. Tenant shall then deliver the Final Plans and Specifications to Landlord. Landlord shall reasonably approve or disapprove the Final Plans and Specifications within five (5) days after Landlord receives the Final Plans and Specifications and, if disapproved, Landlord shall return the Final Plans and Specifications to Tenant who shall make all necessary revisions within ten (10) days after Tenant's receipt thereof. This procedure shall be repeated until Landlord approves, in writing, the Final Plans and Specifications. The approved Final Plans and Specifications, as modified, shall be deemed the "Construction Documents".

      C. Miscellaneous. All deliveries of the Preliminary Plans and Specifications, the Final Preliminary Plans and Specifications, the Final Plans and Specifications, and the Construction Documents shall be delivered by messenger service, by personal hand delivery or by overnight parcel service. While Landlord has the right to approve the Preliminary Plans and Specifications, the Final Preliminary Plans and Specifications, the Final Plans and Specifications, and the Construction Documents, Landlord's interest in doing so is to protect the Premises, the Building and Landlord's interest. Accordingly, Tenant shall not rely upon Landlord's approvals and Landlord shall not be the guarantor of, nor responsible for, the adequacy and correctness or accuracy of the Preliminary Plans and Specifications, the Final Preliminary Plans and Specifications, the Final Plans and Specifications, and the Construction Documents, or the compliance thereof with applicable laws, and Landlord shall incur no liability of any kind by reason of granting such approvals.

      D. Building Standard Work. The Construction Documents shall provide that the Tenant Improvements to be constructed in accordance therewith must be at least equal, in quality, to Landlord's building standard materials, quantities and procedures then in use by Landlord ("Building Standards") attached hereto as Exhibit B-2, and shall consist of improvements which are generic in nature.

      E. Construction Agreements. Tenant hereby covenants and agrees that a provision shall be included in each and every agreement made with the Architect and the Contractor with respect to the Tenant Improvements specifying that Landlord shall be a third party beneficiary thereof, including without limitation, a third party beneficiary of all covenants, representations, indemnities and warranties made by the Architect and/or Contractor.

3. Permits. Tenant at its sole cost and expense (subject to the provisions of Paragraph 5 below) shall obtain all governmental approvals of the Construction Documents to the full extent necessary for the issuance of a building permit for the Tenant Improvements based upon such Construction Documents. Tenant at its sole cost and expense shall also cause to be obtained all other necessary approvals and permits from all governmental agencies having jurisdiction or authority for the construction and installation of the Tenant Improvements in accordance with the approved Construction Documents. Tenant at its sole cost and expense (subject to the provisions of Paragraph 5 below) shall undertake all steps necessary to insure that the construction of the Tenant Improvements is accomplished in strict compliance with all statutes, laws, ordinances, codes, rules, and regulations applicable to the construction of the Tenant Improvements and the requirements and standards of any insurance underwriting board, inspection bureau or insurance carrier insuring the Premises and/or the Building.

4.    Construction.

      A. Tenant shall be solely responsible for the construction, installation and completion of the Tenant Improvements in accordance with the Construction Documents approved by Landlord and is solely responsible for the payment of all amounts when payable in connection therewith without any cost or expense to Landlord, except for Landlord's obligation to contribute the Tenant Improvement Allowance in accordance with the provisions of Paragraph 5 below. Tenant shall diligently proceed with the construction, installation and completion of the Tenant Improvements in accordance with the Construction Documents and the completion schedule reasonably approved by Landlord. No material changes shall be made to the Construction Documents and the completion schedule approved by Landlord without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed.

      B. Tenant at its sole cost and expense (subject to the provisions of Paragraph 5 below) shall employ a licensed, insured and bonded general contractor ("Contractor") to construct the Tenant Improvements in accordance with the Construction Documents. The construction contracts between Tenant and the Contractor and between the Contractor and subcontractors shall be subject to Landlord's prior written approval, which approval shall not be unreasonably withheld or delayed. Proof that the Contractor is licensed in California, is bonded as required under California law, and has the insurance specified in Exhibit B-1, attached hereto and incorporated herein by this reference, shall be provided to Landlord at the time that Tenant requests approval of the Contractor from Landlord. Tenant shall comply with or cause the Contractor to comply with all other terms and provisions of Exhibit B-1.

      C. Prior to the commencement of the construction and installation of the Tenant Improvements, Tenant shall provide the following to Landlord, all of which shall be to Landlord's reasonable satisfaction:

            (i)  An  estimated   budget  and  cost   breakdown  for  the  Tenant
Improvements.

            (ii) Estimated completion schedule for the Tenant Improvements.

            (iii) Copies of all required approvals and permits from governmental agencies having jurisdiction or authority for the construction and installation of the Tenant Improvements; provided, however, if prior to commencement of the construction and installation of Tenant Improvements Tenant has not received the electrical, plumbing or mechanical permits, Tenant shall only be required to provide Landlord with evidence that Tenant has made application therefor, and, upon receipt by Tenant of such permits, Tenant shall promptly provide Landlord with copies thereof.

            (iv) Evidence of Tenant's procurement of insurance required to be obtained pursuant to the provisions of Paragraphs 4.B and 4.G.

      D. Landlord shall at all reasonable times have a right to inspect the Tenant Improvements (provided Landlord does not materially interfere with the work being performed by the Contractor or its subcontractors) and Tenant shall immediately cease work upon written notice from Landlord if the Tenant Improvements are not in compliance with the Construction Documents approved by Landlord. If Landlord shall give notice of faulty construction or any other deviation from the Construction Documents, Tenant shall cause the Contractor to make corrections promptly. However, neither the privilege herein granted to Landlord to make such inspections, nor the making of such inspections by Landlord, shall operate as a waiver of any rights of Landlord to require good and workmanlike construction and improvements constructed in accordance with the Construction Documents.

      E. Subject to Landlord complying with its obligations in Paragraph 5 below, Tenant shall pay and discharge promptly and fully all claims for labor done and materials and services furnished in connection with the Tenant Improvements. The Tenant Improvements shall not be commenced until five (5) business days after Landlord has received notice from Tenant stating the date the construction of the Tenant Improvements is to commence so that Landlord can post and record any appropriate Notice of Nonresponsibility.

      F. Tenant acknowledges and agrees that the agreements and covenants of Tenant in Sections 10 and 37 of the Lease shall be fully applicable to Tenant's construction of the Tenant Improvements.

      G. Tenant shall maintain, and cause to be maintained, during the construction of the Tenant Improvements, at its sole cost and expense, insurance of the types and in the amounts specified in Exhibit B-1 and in Section 12 of the Lease, together with builders' risk insurance for the amount of the completed value of the Tenant Improvements on an all-risk non-reporting form covering all improvements under construction, including building materials, and other insurance in amounts and against such risks as the Landlord shall reasonably require in connection with the Tenant Improvements.

      H. No materials, equipment or fixtures shall be delivered to or installed upon the Premises pursuant to any agreement by which another party has a security interest or rights to remove or repossess such items, without the prior written consent of Landlord, which consent shall not be unreasonably withheld.

      I. Landlord reserves the right to establish reasonable rules and regulations for the use of the Building during the course of construction of the Tenant Improvements, including, but not limited to, construction parking, storage of materials, hours of work, use of elevators, and clean-up of construction related debris.

      J. Upon completion of the Tenant Improvements, Tenant shall deliver to Landlord the following, all of which shall be to Landlord's reasonable satisfaction:

            (i) Any certificates required for occupancy, including a permanent and complete Certificate of Occupancy issued by the City of Fremont.

            (ii) A Certificate of Completion signed by the Architect who prepared the Construction Documents, reasonably approved by Landlord.

            (iii) A cost breakdown itemizing all expenses for the Tenant Improvements, together with invoices and receipts for the same or other evidence of payment.

            (iv) Final and unconditional mechanic's lien waivers for all the Tenant Improvements.

            (v) A Notice of Completion for execution by Landlord, which certificate once executed by Landlord shall be recorded by Tenant in the official records of the county of Santa Clara, and Tenant shall then deliver to Landlord a true and correct copy of the recorded Notice of Completion.

            (vi) A true and complete copy of all as-built plans and drawings for the Tenant Improvements.

5.    Tenant Improvement Allowance.

      A. Subject to Tenant's compliance with the provisions of this Exhibit B, Landlord shall provide to Tenant an allowance in the amount of twenty nine thousand eight hundred forty and 00/100 dollars and ($29,840.00) (the "Tenant Improvement Allowance") to construct and install only the Tenant Improvements. The Tenant Improvement Allowance shall be used to design, prepare, plan, obtain the approval of, construct and install the Tenant Improvements and for no other purpose. Except as otherwise expressly provided herein, Landlord shall have no obligation to contribute the Tenant Improvement Allowance unless and until the Construction Documents have been approved by Landlord and Tenant has complied with all requirements set forth in Paragraph 4.C. of this Exhibit B. The costs to be paid out of the Tenant Improvement Allowance shall include all reasonable costs and expenses associated with the design, preparation, approval, planning, construction and installation of the Tenant Improvements (the "Tenant Improvement Costs"), including all of the following:

            (i) All costs of the Preliminary Plans and Specifications, the Final Plans and Specifications, and the Construction Documents, and engineering costs associated with completion of the State of California energy utilization calculations under Title 24 legislation:

            (ii) All costs of obtaining building permits and other necessary authorizations from local governmental authorities;

            (iii) All costs of interior design and finish schedule plans and specifications including as-built drawings, if applicable;

            (iv) All direct and indirect costs of procuring, constructing and installing the Tenant Improvements in the Premises, including, but not limited to, the construction fee for overhead and profit and the cost of all on-site supervisory and administrative staff, office, equipment and temporary services rendered by the Contractor in connection with the construction of the Tenant Improvements; provided, however, that the construction fee for overhead and profit, the cost of all on-site supervisory and administrative staff, office, equipment and temporary services shall not exceed amounts which are reasonable and customary for such items in the local construction industry;

            (v) All fees payable to the Architect and any engineer if they are required to redesign any portion of the Tenant Improvements following Tenant's and Landlord's approval of the Construction Documents;

            (vi)  Utility connection fees;

            (vii) Inspection fees and filing fees payable to local governmental authorities, if any;

            (viii) All costs of all permanently affixed equipment and non-trade fixtures provided for in the Construction Documents, including the cost of installation; and,

The Tenant Improvement Allowance shall be the maximum contribution by Landlord for the Tenant Improvement Costs, and the disbursement of the Tenant Improvement Allowance is subject to the terms contained hereinbelow.

Landlord will make payments to Tenant from the Tenant Improvement Allowance to reimburse Tenant for Tenant Improvement Costs paid or incurred by Tenant. All payments of the Tenant Improvement Allowance shall be by progress payments not more frequently than once per month and only after satisfaction of the following conditions precedent: (a) receipt by Landlord of conditional mechanics' lien releases for the work completed and to be paid by said progress payment, conditioned only on the payment of the sums set forth in the mechanics' lien release, executed by the Contractor and all subcontractors, labor suppliers and materialmen; (b) receipt by Landlord of unconditional mechanics' lien releases from the Contractor and all subcontractors, labor suppliers and materialmen for all work other than that being paid by the current progress payment previously completed by the Contractor, subcontractors, labor suppliers and materialmen and for which Tenant has received funds from the Tenant Improvement Allowance to pay for such work; (c) receipt by Landlord of any and all documentation reasonably required by Landlord detailing the work that has been completed and the materials and supplies used as of the date of Tenant's request for the progress payment, including, without limitation, invoices, bills, or statements for the work completed and the materials and supplies used; and (d) completion by Landlord or Landlord's agents of any inspections of the work completed and materials and supplies used as deemed reasonably necessary by Landlord. Except for the CM Fee payment (credit), Tenant Improvement Allowance progress payments shall be paid to Tenant within fourteen (14) days from the satisfaction of the conditions set forth in the immediately preceding sentence. The preceding notwithstanding, all Tenant Improvement Costs paid or incurred by Tenant prior to Landlord's approval of the Construction Documents in connection with the design and planning of the Tenant Improvements by Architect shall be paid from the Tenant Improvement Allowance, without any retention, within fourteen (14) days following Landlord's receipt of invoices, bills or statements from Architect evidencing such costs. Notwithstanding the foregoing to the contrary, Landlord shall be entitled to withhold and retain five percent (5%) of the Tenant Improvement Allowance or of any Tenant Improvement Allowance progress payment until the lien-free expiration of the time for filing of any mechanics' liens claimed or which might be filed on account of any work ordered by Tenant or the Contractor or any subcontractor in connection with the construction and installation of the Tenant Improvements.

      B. Landlord shall not be obligated to pay any Tenant Improvement Allowance progress payment or the Tenant Improvement Allowance retention if on the date Tenant is entitled to receive the Tenant Improvement Allowance progress payment or the Tenant Improvement Allowance retention Tenant is in default of this Lease. Such payments shall resume upon Tenant curing any such default within the time periods which may be provided for in the Lease.

      C. Should the total cost of constructing the Tenant Improvements be less than the Tenant Improvement Allowance, the Tenant Improvement Allowance shall be automatically reduced to the amount equal to said actual cost.


6. Termination. If the Lease is terminated prior to the date on which the Tenant Improvements are completed, for any reason due to the default of Tenant hereunder, in addition to any other remedies available to Landlord under the Lease, Tenant shall pay to Landlord as Additional Rent under the Lease, within five (5) days of receipt of a statement therefor, any and all costs incurred by Landlord and not reimbursed or otherwise paid by Tenant through the date of termination in connection with the Tenant Improvements to the extent planned, installed and/or constructed as of such date of termination, including, but not limited to, any costs related to the removal of all or any portion of the Tenant Improvements and restoration costs related thereto. Subject to the provisions of
Section 10.2 of the Lease, upon the expiration or earlier termination of the Lease, Tenant shall not be required to remove the Tenant Improvements it being the intention of the parties that the Tenant Improvements are to be considered incorporated into the Building.

7. Lease Provisions; Conflict. The terms and provisions of the Lease, insofar as they are applicable, in whole or in part, to this EXHIBIT B, are hereby incorporated herein by reference, and specifically including all of the provisions of Section 31 of the Lease. In the event of any conflict between the terms of the Lease and this EXHIBIT B, the terms of this EXHIBIT B shall prevail. Any amounts payable by Tenant to Landlord hereunder shall be deemed to be Additional Rent under the Lease and, upon any default in the payment of same, Landlord shall have all rights and remedies available to it as provided for in the Lease.

                                   Exhibit B-1
                       Construction Insurance Requirements


Before commencing work, the contractor shall procure and maintain at its sole cost and expense until completion and final acceptance of the work, at least the following minimum levels of insurance.

A. Workers' Compensation in statutory amounts and Employers Liability Insurance in the minimum amounts of $100,000 each accident for bodily injury by accident and $100,000 each employee for bodily injury by disease with a $500,000 policy limit, covering each and every worker used in connection with the contract work.

B. Comprehensive General Liability Insurance on an occurrence basis including, but not limited to, protection for Premises/Operations Liability, Broad Form Contractual Liability, Owner's and Contractor's Protective, and Products/Completed Operations Liability*, in the following minimum limits of liability.

    Bodily Injury, Property Damage, and
    Personal Injury Liability             $2,000,000/each occurrence
                                          $3,000,000/aggregate

    * Products/Completed Operations Liability Insurance is to be provided for a period of at least one (1) year after completion of work.

    Coverage should include protection for Explosion, Collapse and Underground Damage.

C. Comprehensive Automobile Liability Insurance with the following minimum limits of liability.

    Bodily Injury and Property                  $1,000,000/each occurrence
    Damage Liability                            $2,000,000/aggregate

    This insurance will apply to all owned, non-owned or hired automobiles to be used by the Contractor in the completion of the work.

D. Umbrella Liability Insurance in a minimum amount of five million dollars ($5,000,000), providing excess coverage on a following-form basis over the Employer's Liability limit in Paragraph A and the liability coverages outlined in Paragraphs B and C.

E. Equipment and Installation coverages in the broadest form available covering Contractor's tools and equipment and material not accepted by Tenant. Tenant will provide Builders Risk Insurance on all accepted and installed materials.

All policies of insurance, duplicates thereof or certificates evidencing coverage shall be delivered to Landlord prior to commencement of any work and shall name Landlord, and its partners and lenders as additional insureds as their interests may appear. All insurance policies shall (1) be issued by a company or companies licensed to be business in the state of California, (2) provide that no cancellation, non-renewal or material modification shall be effective without thirty (30) days prior written notice provided to Landlord,
(3) provide no deductible greater than $15,000 per occurrence, (4) contain a waiver to subrogation clause in favor of Landlord, and its partners and lenders, and (5) comply with the requirements of Sections 12.2, 12.3 and 12.4 of the Lease to the extent such requirements are applicable.

3
98LEASE\PREMRV1.DOC: 06/10/98


                                   Exhibit B-2
                               Building Standards

                            OUTLINE SPECIFICATION FOR
                     NEW OFFICE BUILD-OUT IN R & D BUILDINGS

Office Area

DEMISING PARTITION AND CORRIDOR WALLS:

      Note:  One hr. rated walls where required based on occupancy group.

A. 6" 20-gage metal studs at 24" O.C. (or as required by code based on roof height) framed full height from finish floor to surface above.

B.    One (1) LAYER 5/8" drywall Type "X" both sides of wall, fire taped only.

INTERIOR PARTITIONS:

A. 3 5/8" 25 gage metal studs at 24" O.C. to bottom of T-Bar ceiling grid approximately 9' 0' high.

B.    One (1) layer 5/8" drywall both sides of wall, smooth ready for paint.

C. 3 5/8" metal studs including all lateral bracing as required by code.

PERIMETER DRYWALL (AT OFFICE AREAS):

A. 3 5/8" metal studs @ 24"O.C. to 12'0" above finished floor. (or as required by Title-24 for full height envelope then use demising wall spec.)

B.    One (1) layer 5/8" Type "X" drywall taped smooth and ready for paint.


COLUMN FURRING:

A.    Furring channel all sides of 2 1/2" metal studs per details.

B. One (1) layer 5/8" drywall taped smooth and ready for paint.

C.    Columns within walls shall be furred-out.


ACOUSTICAL CEILINGS:

            Note:  Gyp. Bd. ceiling at all restrooms Typ.

A. 2'X 4" standard white T-Bar grid system as manufactured by Chicago Metallic of equal.

B. 2'X 4" X 5/8" white, no-directional acoustical tile to be regular second look as manufactured by Armstrong or equal.

PAINTING:

A. Sheetrock walls within office to receive two (2) coats of interior latex paint as manufactured by Kelly Moore or equal. Some portions of second coat to be single accent color.

B.    Semigloss paint all restrooms and lunch rooms.


WINDOW COVERING:

A. 1" aluminum mini-blinds as manufactured by Levelor, Bali or equal, color to be selected by L.P.C. (brushed aluminum or white).

B.    Blinds to be sized to fit window module.

VCT:

A. VCT to be 1/8" x 12" x 12" as manufactured by Armstrong -Excelon Series or equal.

B. Slabs shall be water proofed per manufacturer recommendations, at sheet vinyl or VCT areas.

LIGHT FIXTURES:

A. 2" X 4" T-bar lay in 3-tube energy efficient fixture with cool white fluorescent tubes with parabolic lens as manufactured by Lithonia or equal. (Approximately 50 F.C.)

LIGHT SWITCHES:

A.    Switching as required by Title 24.

B.    Switch assembly to be Levinton or equal, color - White

ELECTRICAL OUTLET:

A. 110V duplex outlet in demising or interior partitions only, as manufactured by Leviton or equal, color to be White.

B. Maximum eight (8) outlets per circuit, spacing to meet code or minimum 2 per office, conference room, reception and 2 dedicated over cabinet at lunch room junction boxes above ceiling for large open area with furniture partitions.

C.    Transformers to be a minimum of 20% or over required capacity.

D. Contractors to inspect electric room and to include all necessary metering cost.

E.    No aluminum wiring is acceptable.

TELEPHONE/DATA OUTLET:

A. One(1) single outlet box in wall with pullwire from outlet box to area above T-bar ceiling per office.

B.    Cover plate for phone outlets by telephone/data vendors.

FIRE SPRINKLERS:

As required by fire codes.

TOPSET BASE:

A. 4" rubber base as manufactured by Burke or equal, standard colors only.

B.    4" rubber base at VCT areas.

TOILET AREAS:

Wet walls to receive Duraboard or Wonder Board and ceramic tile up to 48". Floors to receive ceramic tile with self covered base as required by code.

CARPET:

Note any of the following carpets are acceptable

Designweave: Alumni 28 oz., Windswept Classic 30 oz. or Stratton Design Series III 30 oz, Structure II
28 oz.

WOOD DOORS:

Shall be 3' 0" x 9' 0" x 1 3/4" (unless otherwise specified) solid core, prefinished harmony (rotary N. birch).

DOOR FRAMES:

Shall be ACI or equal, 33/4" or 4 7/8" throat, brushed, standard aluminum, snap-on trim.

HARDWARE:

1 1/2 pr. butts F179 Stanley, Latchset D10S Rhodes Schlage, Lockset D53PD Rhodes Schlage, Dome Type floor stop Gylnn Johnson FB13, Closer 4110LCN (where required) brushed chrome.

INSULATION:

By Title 24 insulation.

PLUMBING:

A. Shall comply with all local codes and handicapped code requirements. Fixtures shall be either AAmerican Standard@, AKohler@ or ANorris@. All toilet accessories and grab bars shall be ABobrick@ or equal and approved by owner.

B. Plumbing bid shall include 5 gallon minimum hot water heater, or insta hot with mixer valve including all connections.


TOILET PARTITIONS:

Shall be as manufactured by Fiat, global or equal if approved by owner. Color to be white or gray.

HVAC:

HVAC units per specifications.

Five (5) year warranty provided on all HVAC compressor units. All penetrations including curbs and sleepers to be hot moped to LPC standard.

WAREHOUSE AREAS:

Floor - seal concrete with water base clear acrylic sealer. Fire Extinguishers - 2A 10 BC surface mount by code x by S.F.

400 W metal halide lighting at warehouse minimum 5-7 foot candles.

Note: All high pile storage requirements are excluded for standard building T.I.

1
98LEASE\PREM-RVI.doc: 06/22/98


                                    Exhibit C

                 Commencement and Expiration Date Memorandum

                Landlord: Aetna Life Insurance Company
                  Tenant: Premisys Communications, Inc., a Delaware
                          corporation
              Lease Date: June 4, 1998
                Premises: Located at 48634 Milmont Drive, Fremont,
                          California 94538
   Tenant hereby accepts the Premises as being in the condition required under the Lease, with all Tenant Improvements completed (except for minor punchlist items which Landlord agrees to complete).

   The   Commencement   Date   of   the   Lease   is   hereby   established   as
____________________________ and the Expiration Date is____________________.

                          Tenant: Premisys Communications, Inc.,
                                  a Delaware corporation


                                  By: .....................................
                                  Print Name: .............................
                                  Its: ....................................

Approved and Agreed:

    Landlord:
    Aetna Life Insurance Company,
    a Connecticut corporation

    By: Allegis Realty Investors, LLC
             Its Investment Advisor


        By:  ...........................

        Date: ..........................

2
98LEASE\PREM-RV1.doc:  06/22/98

                         EXHIBIT D - RULES & REGULATIONS

                                   Page 1 of 2

            Industrial Lease Agreement dated June 4, 1998, between

                         Premisys Communications, Inc.,
                             a Delaware Corporation
                                   ("Tenant"),
                                       and
                          AEtna LIFE INSURANCE COMPANY,
                            a Connecticut corporation
                                  ("Landlord")




   1. No advertisement, picture or sign of any sort shall be displayed on or outside the Premises without the prior written consent of Lessor, which shall not be unreasonably withheld. Lessor shall have the right to remove any such unapproved item without notice and at Lessee's expense.

   2. Lessee shall not regularly park motor vehicles in designated parking areas after the conclusion of normal daily business activity.

   3. Lessee shall not use any method of heating or air conditioning other than that supplied by Lessor without the consent of Lessor.

   4. All window coverings installed by Lessee and visible from the outside of the building require the prior written approval of Lessor.

   5. Lessee shall not use, keep or permit to be used or kept any foul or noxious gas or substance or any flammable or combustible materials on or around the Premises.

   6. Lessee shall not alter any lock or install any new locks or bolts on any door at the Premises without the prior consent of Lessor.

   7. Lessee agrees not to make any duplicate keys without the prior consent of Lessor.

   8.7. Lessee shall park motor vehicles in those general parking areas as designated by Lessor except for loading and unloading. During those periods of loading and unloading, Lessee shall not unreasonably interfere with traffic flow within the Project and loading and unloading areas of other Lessees.

   9.8. Lessee shall not disturb, solicit or canvas any occupant of the Building or Project and shall cooperate to prevent same.

   10.9. No person shall go on the roof without Lessor's permission.

   11.10.Business machines and mechanical equipment belonging to Lessee which cause noise or vibration that may be transmitted to the structure of the Building, to such a degree as to be objectionable to Lessor or other Lessees, shall be placed and maintained by Lessee, at Lessee's expense, on vibration eliminators or other devices sufficient to eliminate noise or vibration.

   12.11.All goods, including material used to store goods, delivered to the Premises of Lessee shall be immediately moved into the Premises and shall not be left in parking or receiving areas overnight.

   13.12.Tractor trailers which must be unhooked or parked with dolly wheels beyond the concrete loading areas must use steel plates or wood blocks under the dolly wheels to prevent damage to the asphalt paving surfaces. No parking or storing of such trailers will be permitted in the auto parking areas of the Project or on streets adjacent thereto.

   14.13.Forklifts which operate on asphalt paving areas shall not have solid rubber tires and shall only use tires that do not damage the asphalt.

   15.14.Lessee is responsible for the storage and removal of all trash and refuse. All such trash and refuse shall be contained in suitable receptacles stored behind screened enclosures at locations approved by Lessor.

   16.15.Lessee shall not store or permit the storage or placement of goods or merchandise in or around the common areas surrounding the Premises. No displays or sales or merchandise shall be allowed in the parking lots or other common areas.

98LEASE\PREM-RV1.doc: 6/22/98
                                        1

                                    EXHIBIT F
                   HAZARDOUS MATERIALS DISCLOSURE CERTIFICATE


Your cooperation in this matter is appreciated. Initially, the information provided by you in this Hazardous Materials Disclosure Certificate is necessary for the Landlord to evaluate your proposed uses of the premises (the "Premises") and to determine whether to enter into a lease agreement with you as tenant. If a lease agreement is signed by you and the Landlord (the "Lease Agreement"), on an annual basis in accordance with the provisions of Paragraph 32 of the Lease Agreement, you are to provide an update to the information initially provided by you in this certificate. Any questions regarding this certificate should be directed to, and when completed, the certificate should be delivered to:

Landlord:   c/o Allegis Realty Investors LLC
            455 Market Street, Suite 1540
            San Francisco, California 94105
            Attention:  Rod Chu
            Phone:  (415) 538-4800


     Name of (Prospective) Tenant: Premisys Communications, Inc., a Delaware corporation Mailing Address: 48664 Milmont Drive, Fremont, California 94538

Contact Person, Title and Telephone Number(s):

     Contact Person for Hazardous Waste Materials Management and Manifests and Telephone Number(s):


     Address of (Prospective) Premises: 48634 Milmont Drive, Fremont, California 94538
Length of (Prospective) initial Term:  Eighty four (84) months


1.    GENERAL INFORMATION:

      Describe the initial proposed operations to take place in, on, or about the Premises, including, without limitation, principal products processed, manufactured or assembled services and activities to be provided or otherwise conducted. Existing tenants should describe any proposed changes to on-going operations.



2.    USE, STORAGE AND DISPOSAL OF HAZARDOUS MATERIALS

      2.1 Will any Hazardous Materials (as hereinafter defined) be used, generated, stored or disposed of in, on or about the Premises? Existing tenants should describe any Hazardous Materials which continue to be used, generated, stored or disposed of in, on or about the Premises.

            Wastes                  Yes               No
            Chemical Products       Yes               No
            Other                   Yes               No

            If Yes is marked, please explain:



      2.2 If Yes is marked in Section 2.1, attach a list of any Hazardous Materials to be used, generated, stored or disposed of in, on or about the Premises, including the applicable hazard class and an estimate of the quantities of such Hazardous Materials to be present on or about Premisys at any given time; estimated annual throughput; the proposed location(s) and method of storage (excluding nominal amounts of ordinary household cleaners and janitorial supplies which are not regulated by any Environmental Laws, as hereinafter defined); and the proposed location(s) and method(s) of disposal for each Hazardous Material, including, the estimated frequency, and the proposed contractors or subcontractors. Existing tenants should attach a list setting forth the information requested above and such list should include actual data from on-going operations and the identification of any variations in such information from the prior year's certificate.

3.    STORAGE TANKS AND SUMPS

      3.1 Is any above or below ground storage of gasoline, diesel, petroleum, or other Hazardous Materials in tanks or sumps proposed in, on or about the Premises? Existing tenants should describe any such actual or proposed activities.

            Yes                     No

            If yes, please explain:



4.    WASTE MANAGEMENT

      4.1   Has your company been issued an EPA Hazardous  Waste  Generator I.D.
            Number?    Existing   tenants   should   describe   any   additional
            identification numbers issued since the previous certificate.

            Yes                     No

      4.2 Has your company filed a biennial or quarterly reports as a hazardous waste generator? Existing tenants should describe any new reports filed.

            Yes               No

            If yes, attach a copy of the most recent report filed.

5.    WASTEWATER TREATMENT AND DISCHARGE

      5.1 Will your company discharge wastewater or other wastes to:

                    storm drain?                  sewer?

                    surface water?         no   wastewater   or   other   wastes
discharged.

            Existing tenants should indicate any actual discharges. If so, describe the nature of any proposed or actual discharge(s).



      5.2 Will any such wastewater or waste be treated before discharge?

            Yes                     No

            If yes, describe the type of treatment proposed to be conducted. Existing tenants should describe the actual treatment conducted.



6.    AIR DISCHARGES

      6.1 Do you plan for any air filtration systems or stacks to be used in your company's operations in, on or about the Premises that will discharge into the air; and will such air emissions be monitored? Existing tenants should indicate whether or not there are any such air filtration systems or stacks in use in, on or about the Premises which discharge into the air and whether such air emissions are being monitored.

            Yes                     No

            If yes, please describe:



      6.2 Do you propose to operate any of the following types of equipment, or any other equipment requiring an air emissions permit? Existing tenants should specify any such equipment being operated in, on or about the Premises.

                    Spray booth(s)                Incinerator(s)

                    Dip tank(s)                   Other (Please describe)

                    Drying oven(s)                No  Equipment Requiring Air
                                                  Permits

            If yes, please describe:




      6.3 Please describe (and submit copies of with this Hazardous Materials Disclosure Certificate) any reports you have filed in the past (thirty-six) months with any governmental or quasi-governmental agencies or authorities related to air discharges or clean air requirements and any such reports which have been issued during such period by any agencies or authorities with respect to you or your business operations.

7.    HAZARDOUS MATERIALS DISCLOSURES

      7.1 Has your company prepared or will it be required to prepare a Hazardous Materials management plan ("Management Plan") or Hazardous Materials Business Plan and Inventory ("Business Plan") pursuant to Fire Department or other governmental or regulatory agencies' requirements? Existing tenants should indicate whether or not a Management Plan is required and has been prepared.

            Yes                     No

            If yes, attach a copy of the Management Plan or Business Plan. Existing tenants should attach a copy of any required updates to the Management Plan or Business Plan.

      7.2 Are any of the Hazardous Materials, and in particular chemicals, proposed to be used in your operations in, on or about the Premises regulated under Proposition 65? Existing tenants should indicate whether or not there are any new Hazardous Materials being so used which are regulated under Proposition 65.

            Yes                     No

            If yes, please explain:



8.    ENFORCEMENT ACTIONS AND COMPLAINTS

      8.1 With respect to Hazardous Materials or Environmental Laws, has your company ever been subject to any agency enforcement actions, administrative orders, or consent decrees or has your company received requests for information, notice or demand letters, or any other inquiries regarding its operations? Existing tenants should indicate whether or not any such actions, orders or decrees have been, or are in the process of being, undertaken or if any such requests have been received.

            Yes                     No

            If yes, describe the actions, orders or decrees and any continuing compliance obligations imposed as a result of these actions, orders or decrees and also describe any requests, notices or demands, and attach a copy of all such documents. Existing tenants should describe and attach a copy of any new actions, orders, decrees, requests, notices or demands not already delivered to Landlord pursuant to the provisions of Paragraph 32 of the Lease Agreement.




      8.2 Have there ever been, or are there now pending, any lawsuits against your company regarding any environmental or health and safety concerns?

            Yes                     No

            If yes, describe any such lawsuits and attach copies of the complaint(s), cross-complaint(s), pleadings and all other documents related thereto as requested by Landlord. Existing tenants should describe and attach a copy of any new complaint(s), cross-complaint(s), pleadings and other related documents not already delivered to Landlord pursuant to the provisions of Paragraph 32 of the Lease Agreement.




      8.3 Have there been any problems or complaints from adjacent tenants, owners or other neighbors at your company's current facility with regard to environmental or health and safety concerns? Existing tenants should indicate whether or not there have been any such problems or complaints from adjacent tenants, owners or other neighbors at, about or near the Premises and the current status of any such problems or complaints.

            Yes               No

            If yes, please describe. Existing tenants should describe any such problems or complaints not already disclosed to Landlord under the provisions of the signed Lease Agreement and the current status of any such problems or complaints.



9.    PERMITS AND LICENSES

      9.1 Attach copies of all permits and licenses issued to your company with respect to its proposed operations in, or on or about Premisys, including, without limitation, any wastewater discharge permits, air emissions permits, and use permits or approvals. Existing tenants should attach copies of any new permits and licenses as well as any renewals of permits or licenses previously issued.


As used herein, "Hazardous Materials" shall mean and include any substance that is or contains (a) any "hazardous substance" as now or hereafter defined in
 101(14) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") (42 U.S.C. 9601 et seq.) or any regulations promulgated under CERCLA; (b) any "hazardous waste" as now or hereafter defined in the Resource Conservation and Recovery Act, as amended
("RCRA") (42 U.S.C.   6901 et seq.) or any regulations  promulgated  under
RCRA; (c) any substance now or hereafter regulated by the Toxic Substances Control Act, as amended ("TSCA") (15 U.S.C.
  2601 et  seq.) or any
regulations promulgated under TSCA; (d) petroleum, petroleum by-products, gasoline, diesel fuel, or other petroleum hydrocarbons; (e) asbestos and asbestos-containing material, on any form, whether friable or non-friable; (f) polychlorinated biphenyls; (g) lead and lead-containing materials; or (h) any additional substance material or waste (A) the presence of which on or about Premisys (i) requires reporting, investigation or remediation under any Environmental Laws (as hereinafter defined), (ii) causes or threatens to cause a nuisance on the Premises or any adjacent property or poses or threatens to pose a hazard to the health or safety of persons on the Premises or any adjacent property, or (iii) which, if it emanated or migrated from the Premises, could constitute a trespass, or (B) which is now or hereafter classified or considered to be hazardous or toxic under any Environmental Laws; and "Environmental "Laws" shall mean and include (a) CERCLA, RCRA and TSCA; and (b) any other federal, state or local laws, ordinances, statutes, codes, rules, regulations, orders or decrees now or hereinafter in effect relating to (i) pollution, (ii) the protection or regulation of human health, natural resources or the environment,
(iii) the treatment, storage or disposal of Hazardous Materials, or (iv) the emission, discharge, release of threatened release of Hazardous Materials into the environment.

The undersigned hereby acknowledges and agrees that this Hazardous Materials Disclosure Certificate is being delivered to Landlord in connection with the evaluation of a Lease Agreement and, if such Lease Agreement is executed, will be attached thereto as an exhibit. The undersigned further acknowledges and agrees that if such Lease Agreement is executed, this Hazardous Materials Disclosure Certificate will be updated from time to time in accordance with Paragraph 32 of the Lease Agreement. The undersigned further acknowledges and agrees that the Landlord and its partners, lenders and representatives may, and will, rely upon the statements, representations, warranties, and certifications made herein and the truthfulness thereof in entering into the Lease Agreement and the continuance thereof throughout the term, and any renews thereof, of the Lease Agreement. I (print name) _______________________________, acting with full authority to bind the (proposed) Tenant and on behalf of the (proposed) Tenant, certify, represent and warrant that the information contained in this certificate is true and correct.



(PROSPECTIVE) TENANT:


By:

Title:

Date:

                                   Addendum 1
                           Option to Extend the Lease


This Addendum 1 ("Addendum") is incorporated as a part of that certain Lease Agreement dated June 4, 1998 (the "Lease"), by and between Premisys Communications, Inc., a Delaware corporation ("Tenant"), and AEtna Life Insurance Company, a Connecticut corporation ("Landlord"), for the leasing of those certain premises located at 48634 Milmont Drive, Fremont, California 94538 as more particularly described in Exhibit A to the Lease (the "Premises"). Any capitalized terms used herein and not otherwise defined herein shall have the meaning ascribed to such terms as set forth in the Lease.

1. Grant of Extension Option. Subject to the provisions, limitations and conditions set forth in Paragraph 5 below, Tenant shall have an Option
("Option") to extend the term of the Lease for five (5) years (the "Extended Term").

2. Tenant's Option Notice. If Landlord does not receive written notice from Tenant of its exercise of this Option on a date which is not more than three hundred sixty (360) days nor less than two hundred forty (240) days prior to the end of the initial term of the Lease (the "Option Notice"), all rights under this Option shall automatically terminate and shall be of no further force or effect.

3. Establishing the Initial Monthly Base Rent for the Extended Term. The initial monthly Base Rent for the Extended Term shall be the then current market rent for similar space within the competitive market area of the Premises (the "Fair Rental Value"). "Fair Rental Value" of the Premises means the fair market rental value of the Premises as of the commencement of the Extended Term, taking into consideration all relevant factors, including length of term, the uses permitted under the Lease, the quality, size, design and location of the Premises, including the condition and value of existing tenant improvements, and the monthly base rent paid by tenants for premises comparable to the Premises, and located within the competitive market area of the Premises as reasonably determined by Landlord.

Neither Landlord nor Tenant shall have the right to have a court or any other third party entity establish the Fair Rental Value. If Landlord and Tenant are unable to agree on the Fair Rental Value for the Extended Term within ten (10) days of receipt by Landlord of the Option Notice, Landlord and Tenant being obligated only to act in good faith, this Option shall automatically terminate and the Lease shall terminate at the end of its initial term.

In no event shall the monthly Base Rent for any period of the Extended Term be less than the highest monthly Base Rent charged during the initial term of the Lease. Upon determination of the initial monthly Base Rent for the Extended Term in accordance with the terms outlined above, Landlord and Tenant shall immediately execute, at Landlord's sole option, either the standard lease agreement then in use by Landlord, or an amendment to this Lease. Such new lease agreement or amendment, as the case may be, shall set forth among other things, the initial monthly Base Rent for the Extended Term and the actual commencement date and expiration date of the Extended Term. Tenant shall have no other right to extend the term of the Lease under this Addendum unless Landlord and Tenant otherwise agree in writing.

4. Condition of Premises and Brokerage Commissions for the Extended Term. If Tenant timely and properly exercises this Option, in strict accordance with the terms contained herein: (1) Tenant shall accept the Premises in its then "As-Is" condition and, accordingly, Landlord shall not be required to perform any additional improvements to the Premises; and (2) Tenant hereby agrees that it will be solely responsible for any and all brokerage commissions and finder's fees payable to any broker now or hereafter procured or hired by Tenant or who otherwise claims a commission based on any act or statement of Tenant ("Tenant's Broker") in connection with the Option; and Tenant hereby further agrees that Landlord shall in no event or circumstance be responsible for the payment of any such commissions and fees to Tenant's Broker.

5. Limitations On, and Conditions To, Extension Option. This Option is personal to Tenant and may not be assigned, voluntarily or involuntarily, separate from or as part of the Lease. At Landlord's option, all rights of Tenant under this Option shall terminate and be of no force or effect if any of the following individual events occur or any combination thereof occur: (1) Tenant has been in default at any time during the initial term of the Lease, or is currently in default of any provision of the Lease; and/or (2) Tenant has assigned its rights and obligations under all or part of the Lease or Tenant has subleased all or part of the Premises; and/or (3) Tenant's financial condition is unacceptable to Landlord at the time the Option Notice is delivered to Landlord; and/or (4) Tenant has failed to properly exercise this Option in a timely manner in strict accordance with the provisions of this Addendum; and/or (5) Tenant no longer has possession of all or any part of the Premises under the Lease, or if the Lease has been terminated earlier, pursuant to the terms of the Lease.

6. Time is of the Essence. Time is of the essence with respect to each and every time period described in this Addendum.










                                                                  Exhibit 10.49
                          First Amendment to Lease Agreement

                             Change of Commencement Date






This First Amendment to Lease Agreement (the "Amendment") is made and entered into to be effective as of July 20, 1998, by and between AEtna Life Insurance Company, a Connecticut corporation ("Landlord"), and Premisys Communications, Inc., a Delaware corporation ("Tenant"), with reference to the following facts:


                                   Recitals


A. Landlord and Tenant have entered into that certain Lease Agreement dated June 4, 1998 (the "Lease"), for the leasing of certain premises containing approximately 29,840 rentable square feet of space located at 48634 Milmont Drive, Fremont, California (the "Premises") as such Premises are more fully described in the Lease.

B.  Landlord and Tenant wish to amend the Commencement Date of the Lease.

NOW,  THEREFORE,  in  consideration  of the  foregoing  and for  other  good and
valuable   consideration,   the  receipt  and   adequacy  of  which  are  hereby
acknowledged, Landlord and Tenant hereby agree as follows:

    1. Recitals: Landlord and Tenant agree that the above recitals are true and correct.

    2. The Commencement Date of the Lease shall be August 1, 1998.

    3. The last day of the Term of the Lease (the "Expiration Date") shall be December 31, 2005.

    4. The dates on which the Base Rent will be adjusted are:

        for the period August 1, 1998 to July 31, 1999 the monthly Base Rent shall be $38,792.00;
        for the period August 1, 1999 to July 31, 2000 the monthly Base Rent shall be $39,985.60;
        for the period August 1, 2000 to July 31, 2001 the monthly Base Rent shall be $41,179.20;
        for the period August 1, 2001 to July 31, 2002 the monthly Base Rent shall be $42,372.80;
        for the period August 1, 2002 to July 31, 2003 the monthly Base Rent shall be $43,566.40;
        for the period August 1, 2003 to July 31, 2004 the monthly Base Rent shall be $44,760.00;
        for the period August 1, 2004 to July 31, 2005 the monthly Base Rent shall be $45,953.60; and
        for the period August 1, 2005 to December 31, 2005 the monthly Base Rent shall be $47,147.20.

    5. Effect of Amendment: Except as modified herein, the terms and conditions of the Lease shall remain unmodified and continue in full force and effect. In the event of any conflict between the terms and conditions of the Lease and this Amendment, the terms and conditions of this Amendment shall prevail.

    6. Definitions: Unless otherwise defined in this Amendment, all terms not defined in this Amendment shall have the meaning set forth in the Lease.

    7. Authority: Subject to the provisions of the Lease, this Amendment shall be binding upon and inure to the benefit of the parties hereto, their respective heirs, legal representatives, successors and assigns. Each party hereto and the persons signing below warrant that the person signing below on such party's behalf is authorized to do so and to bind such party to the terms of this Amendment.
    8. The terms and provisions of the Lease are hereby incorporated in this Amendment.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the date and year first above written.

TENANT:

Premisys Communications, Inc.,
a Delaware corporation


By:      John J. Hagedorn

Its:      SVP/CFO

Date:      8/10/98


By:

Its:

Date:


LANDLORD:

AEtna Life Insurance Company,
a Connecticut corporation

By:   Allegis Realty Investors, LLC,
      Its Investment Advisor


      By:       Silvia Melikian
            Vice President

      Date:      8/20/98

                                                                   EXHIBIT 21.01

                          LIST OF REGISTRANT'S SUBSIDIARIES


                                        Country of       Percentage Owned by
               Name                     Organization          Registrant
------------------------------------  -----------------  -----------------------
Premisys Communications Pte Ltd       Singapore                  100%
Premisys Communications Limited       United Kingdom             100%
Premisys Communications (Canada)Inc   Canada                     100%
Inc.

      EXHIBIT 23.01

      CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 333-49991) of Premisys Communications, Inc. of our report dated July 23, 1998, except for Note 10 which is as of September 24, 1998, appearing on page 30 of this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
San Jose, California
September 24, 1998

EXHIBIT 27.01