Form 10-Q
period 1998-09-25
PREMISYS COMMUNICATIONS INC
filed 1998-11-09
CIK 938733

=======================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1998

                                       OR

   [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number        0-25684

                          PREMISYS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               94-3153847
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                 48664 Milmont Drive, Fremont, California 94538
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (510) 353-7600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                No

The number of shares outstanding of the issuer's common stock, par value $0.01, as of October 23, 1998 was 24,053,389 shares.


===========================================================================

                          PREMISYS COMMUNICATIONS, INC.

                                      INDEX

 PART I.   Financial Information                                   Page No.

           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheet - June
                   30, 1998 and September 30, 1998                     3

                   Condensed Consolidated Statement of Operations
                   - Three Month Periods ended September 30, 1997      4
                   and 1998

                   Condensed Consolidated Statement of Cash Flows
                   - Three Month Periods ended September 30, 1997
                   and 1998                                            5

                   Notes to Condensed Consolidated Financial
                   Statements                                          6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                        20

 PART II.  Other Information

           Item 2. Changes in Securities                              21

           Item 5. Other Information                                  21

           Item 6. Exhibits and Reports on Form 8-K                   22

           Signatures                                                 23

I.    FINANCIAL  INFORMATION

ITEM 1.     Financial Statements


                          Premisys Communications, Inc.
                      Condensed Consolidated Balance Sheet
                      (in thousands except per share data)

                                                  June 30,    September 30,
                                                    1998           1998
                                                                (unaudited)
                             ASSETS
 Current assets:
   Cash and cash equivalents                     $  31,006     $  14,020
   Short-term investments                           74,975        85,148
   Accounts receivable, net                         12,208        14,698
   Inventories                                       3,859         6,578
   Deferred tax assets                               7,355         7,355
   Prepaid expenses and other assets                   657           346
                                                 ----------    ----------
     Total current assets                          130,060       128,145

 Property and equipment, net                         8,392         8,464
 Other assets                                          305           280
                                                 ----------    ----------
                                                 $ 138,757     $ 136,889
                                                 ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                             $    6,969    $    7,245
    Accrued liabilities                              10,207         9,311
    Income taxes payable                                735         3,075
    Current portion of long-term debt                    70            93
                                                 -----------   -----------
      Total current liabilities                      17,981        19,724
                                                 -----------   -----------

  Put warrants                                          ---        21,250
                                                 -----------   -----------

  Stockholders' equity:
    Common Stock, $0.01 par value, 100,000 shares
      authorized;  25,974 and 25,274 shares issued
      and outstanding                                   260           262
    Additional paid-in capital                       85,230        56,354
    Retained earnings                                35,286        39,299
                                                 -----------   -----------
      Total stockholders' equity                    120,776        95,915
                                                 -----------   -----------
                                                 $  138,757    $  136,889
                                                 ===========   ===========



See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
          Condensed Consolidated Statement of Operations - (unaudited)
                      (in thousands, except per share data)


                                        Three Months Ended September 30,
                                        --------------------------------
                                                1997         1998
                                                ----         ----
Revenues                                       $19,285     $25,011
Cost of revenues                                 7,218       8,388
                                           ------------  ----------
        Gross profit                            12,067      16,623
                                           ------------  ----------

Operating expenses:
  Research and development                       3,024       4,748
  Selling, general and administrative            5,507       6,493
                                           ------------  ----------
    Total operating expenses                     8,531      11,241
                                           ------------  ----------

Income from operations                           3,536       5,382

Interest and other income, net                     713         988
                                           ------------  ----------
Income before income taxes                       4,249       6,370
Provision for income taxes                       1,572       2,357
                                           ------------  ----------
Net income                                     $ 2,677     $ 4,013
                                           ============  ==========
Net income per share:
   Basic                                       $  0.11     $  0.15
   Diluted                                     $  0.10     $  0.15
                                           ============  ==========
Shares used in computing net income per share:
   Basic                                        25,308      25,910
   Diluted                                      27,287      27,025
                                           ============  ==========


See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
          Condensed Consolidated Statement Of Cash Flows - (unaudited)
                                 (in thousands)



                                             Three Months Ended September 30,
                                                   1997            1998

Cash flows from operating activities:
  Net income                                      $2,677          $4,013
  Adjustments to reconcile net income to
  net cash  provided by operating
  activities:
      Depreciation                                   467             678
      Changes in assets and liabilities:
       Accounts receivable                           789         (2,490)
       Inventories                                   732         (2,719)
       Prepaid expenses and other assets           1,249             336
       Accounts payable                            2,287             276
       Accrued liabilities                         2,068           (873)
       Income taxes payable                          ---           2,340
                                             ------------   -------------
Net cash provided by operating activities         10,269           1,561
                                             ------------   -------------

Cash flows from investing activities:
  Purchase of property and equipment               (587)           (750)
  Purchase of short-term investments            (10,201)        (10,173)
                                             ------------   -------------
Net cash used in investing activities           (10,788)        (10,923)
                                             ------------   -------------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock,           889           1,317
  net
   Repurchase of Common Stock                        ---         (8,941)
                                             ------------   -------------

Net cash provided by (used in) financing             889         (7,624)
  activities
                                             ------------   -------------

Net increase (decrease)  in cash                     370        (16,986)
Cash and cash equivalents at beginning of         28,923          31,006
  period
                                             ------------   -------------

Cash and cash equivalents at end of period       $29,293         $14,020
                                             ============   =============

See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
                    Notes to Condensed Consolidated Financial Statements


NOTE 1 - Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of September 30, 1998, and the results of its operations and its cash flows for the three month periods ended September 30, 1997 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1997 and 1998 and for each of the three years in the period ended June 30, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

     The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1998 and September 30, 1997 and 1998 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 26, 1998, September 26, 1997 and September 25, 1998, respectively.


NOTE 2 - Inventories (in thousands)
                                                 June 30,      September 30,
                                                   1998            1998
                                                               (unaudited)
Inventories
  Raw materials                                   $    582         $ 1,061
  Work-in-process                                      676           1,555
  Finished goods                                     2,601           3,962
                                                 -----------   -------------
                                                 $   3,859         $ 6,578
                                                 ===========   =============


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

     Following is a presentation of the Basic and Diluted EPS computations for the periods presented below:



                                 Three Month Period Ended
                      September 30, 1997             September 30, 1998
                   ---------------------------   ---------------------------
                    Net      Shares   Per         Net      Shares   Per
                    Income            Share       Income            Share
                                      Amount                        Amount
                   ---------------------------   ---------------------------
                             (in thousands except per share data)
Basic EPS
Net income
available
to common
stockholders        $2,677    25,308   $0.11      $4,013    25,910   $0.15

Effect of
Dilutive
Securities
Common stock
equivalents           ----     1,979                ----     1,115
                   ------------------            ------------------

Diluted EPS
Net income (loss)
available to
common
stockholders and
assumed
conversions         $2,677    27,287   $0.10      $4,013    27,025   $0.15
                   ===========================   ===========================



Options to purchase 609,778 and 2,284,309 shares of Common stock which were outstanding during the three month periods ended September 30, 1997 and 1998, respectively, were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares in each period.

NOTE 4 - Significant Events

     On August 31, 1998, the Company's Board of Directors authorized repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock over the subsequent 12 months at market prices not to exceed $14.00 per share and as the market and business conditions warrant. By October 21, 1998, the Company had repurchased for cash 2.1 million shares of its Common Stock at market prices ranging from $6.69 to $10.94 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. The Company had a maximum potential obligation related to the put warrants of $21.3 million. The put warrants and call options expire in equal amounts (50% each) on January 29, 1999 and September 15, 1999.

     On September 17, 1998, the Company's Board of Directors ("Board") adopted a Stockholder Rights Plan ("Plan") designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. Pursuant to the Plan, the Board declared a dividend of one preferred share purchase right ("Right") for each share of the Company's Common Stock outstanding on October 5, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an "Acquiring Person") acquires 20% or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each Right becomes exercisable to purchase one one-hundredth (1/100) of a share of Series A Junior Participating Preferred Stock at an exercise price of $80.00. The Rights will generally expire on September 18, 2008. The Company may redeem the Rights until the occurrence of certain events at a price of $0.001 per Right.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      This Form 10-Q contains  forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and the Company's relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC"), Motorola, Inc. ("Motorola") and Paradyne Corporation ("Paradyne"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors, including products based on the technology recently licensed by the Company from Positron Fiber Systems Corporation ("Positron") and Switched Network Technologies ("SNT"); deregulation of, and legislation regarding the domestic and international telecommunications industry; continued success of competitive local exchange carriers ("CLECs") in taking market share from incumbent carriers in the U.S. business communications services market; timely release and market acceptance of the Company's SlimLine and StreamLine products; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results," which does not include asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Revenues
                                        Three Months Ended September 30,
                                      --------------------------------------
                                           1997       % Change     1998
                                           ----       --------     ----
Revenues                               $19,285,000      30%     $25,011,000

      Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. A majority of the revenue increase from the quarter ended September 30, 1997 to the quarter ended September 30, 1998 was attributable to an increase in unit volumes of platforms and modules sold. This increase in unit volumes in the quarter ended September 30, 1998 versus the quarter ended September 30, 1997 was primarily due to an increase in shipments to Paradyne and Motorola, which was partially offset by a decrease in shipments to ADC. See "Other Factors That May Affect Future Operating Results Relationship with Paradyne." However, revenues decreased $6,232,000, or 20%, from $31,243,000 in the quarter ended June 30, 1998 to $25,011,000 in the quarter ended September 30, 1998. This decrease in revenues in the first fiscal quarter of 1999 versus the fourth fiscal quarter of 1998 was due primarily to reduced shipments of the Company's products to one CLEC customer of ADC, one of the Company's strategic distribution partners. *The Company expects that revenues in the December 1998 quarter will increase somewhat compared with those reported for the quarter ended September 30, 1998. *However, these expectations are subject to a number of uncertainties, which include but are not limited to the following: the level of business which the Company expects to ship through its marketing partners, Paradyne, Motorola, ADC and Alcatel U.S.A. ("Alcatel"); the growth in business shipped direct to international customers; and the shipment in the quarter of orders for the Company's new products, the SlimLine and StreamLine. In the prior two quarters shipments of the SlimLine and StreamLine products have been delayed pending the resolution of design issues identified in customer and production testing. *There is a risk that additional issues which will restrict the availability of these products will be identified as the unit volumes produced and shipped to customers grow in the December 1998 quarter.

      The following table sets forth, for the periods indicated, the revenues generated by customers which accounted for 10% or more of the Company's revenues in the quarters ended September 30, 1997 and 1998, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.


                                           Source of Revenues

                                   Three Months Ended September 30,
                            -----------------------------------------------


                                  1997          %          1998          %
                                  ----         --          ----         --
ADC                         $  7,008,000      36%        (a)           ---
Paradyne                       2,668,000      14%       9,037,000      36%
Motorola                        (a)           ---       3,157,000      13%
Other Domestic Customers       8,212,000      43%      11,856,000      47%
Direct International
Customers                      1,397,000       7%         961,000       4%
                            ======================   ======================
Total Revenues               $19,285,000     100%     $25,011,000     100%
                            ======================   ======================
(a) - Amounts not separately provided (but are instead included in "Other Domestic Customers") as revenues for the period were less than 10% of the total.

      The Company sells a substantial majority of its products to a limited number of customers which generally resell the Company's products to public carriers and end users. For the quarters ended September 30, 1997 and 1998, customers individually representing 10% or more of the Company's revenue generated 50% and 49% of the Company's total revenues, respectively. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution," "-Slowdown in Telecommunications Carriers' Capital Expenditures," "-Limited Order Backlog" and "-Relationship with Paradyne."

     During the quarter ended September 30, 1998, direct international revenues accounted for 4% of the Company's revenues, compared to 7% for the same period in fiscal 1998. The Company believes this reduction in direct international revenues is attributable to the current economic situations in Asia and Russia. Certain of the Company's domestic customers also sell Premisys products into international markets. *The Company intends to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars and as a percentage of revenues. However, in order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, more volatile economic conditions, risks associated with foreign currency exchange rates, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. See "Other Factors That May Affect Future Operating Results - Industry Standards and Regulatory Matters."

Gross Profit
                                        Three Months Ended September 30,
                                      --------------------------------------
                                           1997       % Change     1998
                                           ----       --------     ----
Gross Profit                           $12,067,000      38%     $16,623,000
As a percentage of revenues                63%                      66%

      Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit increased from the three months ended September 30, 1997 to the quarter ended September 30, 1998 primarily as a result of higher unit shipment volumes. The gross margin increased from the quarter ended September 30, 1997 to the quarter ended September 30, 1998, due primarily to a shift in customer mix. *The Company expects its gross margins for the remainder of fiscal 1999 to decline somewhat from the 66% reported in the quarter ended September
30, 1998, due primarily to anticipated changes in product mix. *However, achievement of the Company's expectations is subject to a number of uncertainties, including customer mix, market acceptance of the SlimLine and StreamLine products, the mix and volume of products sold and the Company's ability to realize expected revenue levels.

Research and Development Expenses
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1997       % Change     1998
                                           ----       --------     ----
Research and development expenses       $3,024,000      57%     $4,748,000
As a percentage of revenues                16%                     19%

      Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $1,724,000, or 57%, from the quarter ended September 30, 1997 to the quarter ended September 30, 1998. This increase was primarily due to increased personnel expenses and to a lesser extent to increased expenses for outside services and materials used associated with the development of the Company's SlimLine and Q-155 products. The increase in research and development expenses as a percentage of the Company's revenues in the quarter ended September 30, 1998 versus the quarter ended September 30, 1997 was primarily the result of lower than anticipated revenue growth in the quarter ended September 30, 1998. *The Company expects that during the remaining quarters of fiscal 1999 these expenses will increase in absolute dollars as compared to the quarter ended September 30, 1998. *However, the Company expects that the rate of growth of these expenses will be less than the sequential rate of growth in revenues during the remaining quarters of fiscal 1999. *These expectations are subject to a number of uncertainties, including the Company's level of revenues and the level of personnel dedicated to research and development activities.

Selling, General and Administrative Expenses
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1997       % Change     1998
                                           ----       --------     ----
Selling, general and administrative     $5,507,000      18%     $6,493,000
expenses
As a percentage of revenues                29%                     26%

      Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses increased $986,000, or 18%, from the quarter ended September 30, 1997 to the quarter ended September 30, 1998. This increase was primarily a result of increased staffing and associated expenses, and, to a lesser extent, travel and customer support expenses. The decrease in selling, general and administrative expenses as a percentage of the Company's revenues in the quarter ended September 30, 1998 versus the quarter ended September 30, 1997 was the result of lower than anticipated selling, general and administrative expenses, in large part due to lower than anticipated revenue growth, in the quarter ended September 30, 1998. *The Company expects that these expenses will increase in absolute dollars versus the quarter ended September 30, 1998 during the remaining quarters of fiscal 1999. *However, the Company expects that the sequential rate of growth of these expenses will be less than the rate of growth in revenues during the remaining quarters of fiscal 1999. *These expectations are subject to a number of uncertainties, including, among other things, the Company's level of revenues and the level of personnel dedicated to sales, marketing and administrative activities.

Interest and Other Income, Net
                                        Three Months Ended September 30,
                                      -------------------------------------
                                          1997       % Change      1998
                                          ----       --------      ----
Interest and other income, net          $713,000        39%      $988,000
As a percentage of revenues                4%                       4%

      Interest and other income, net consists of interest income less interest expense, and, to a much lesser extent, foreign currency gains and losses. The increase in interest and other income, net, for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 was due to higher cash balances.

Provision for Income Taxes
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1997       % Change     1998
                                           ----       --------     ----
Provision for income taxes              $1,572,000      50%     $2,357,000
As a percentage of income before           37%                     37%
  income taxes

      The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective tax rate for the quarter ended September 30, 1998 remained at 37%, which was less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio.

Net Income per Share
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1997       % Change     1998
                                           ----       --------     ----
Net income                              $2,677,000      50%     $4,013,000
Net income per share (diluted)             $.10         50%        $.15
Shares used in calculating diluted
  net income per share                  27,287,000      (1%)    27,025,000

      Net income per share increased from $0.10 in the quarter ended September 30, 1997 to $0.15 in the quarter ended September 30, 1998. This increase was due primarily to an increase of 50% in net income between the three-month periods ended September 30, 1997 and 1998.

Liquidity and Capital Resources
                                         Three Months Ended September 30,
                                      --------------------------------------
                                           1997       % Change      1998
                                           ----       --------      ----
Net cash provided by operating
 activities                            $10,269,000     (85%)     $ 1,561,000
Period-end cash, cash equivalents
 and short-term investments            $83,795,000      18%     $ 99,168,000
Period-end working capital             $93,819,000      16%     $108,421,000

      At September 30, 1998, the Company had approximately $99.2 million of cash, cash equivalents and short-term investments. Net cash totaling $1.6 million was provided by operating activities during the three months ended September 30, 1998, most significantly due to net income of $4.0 million and an increase in income taxes payable of $2.3 million, offset partially by increases in inventory and accounts receivable, aggregating $5.2 million.

      Cash used in investing activities during the three months ended September 30, 1998 consisted principally of purchases of short-term securities totaling $10.2 million. Financing activities during the three months ended September 30, 1998 resulted in a net use of cash of $7.6 million. The net use of cash is the result of $8.9 million of cash used in the repurchase of the Company's Common Stock partially offset by cash provided by the issuance of Common Stock in connection with the Company's employee benefit plans.

      As of September 30, 1998, the Company's working capital was approximately $108.4 million. Except for the potential obligation related to put warrants, as discussed below and in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next twelve months.

     On August 31, 1998, the Company's Board of Directors authorized repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock at market prices not to exceed $14.00 per share and as the market and business conditions warrant. By October 21, 1998, the Company had repurchased for cash 2.1 million shares at market prices ranging from $6.69 to $10.94 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. The Company had a maximum potential obligation related to the put warrants of $21.3 million. The put warrants and call options expire in equal amounts (50% each) on January 29, 1999 and September 15, 1999.

Other Factors That May Affect Future Operating Results

      As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements but does not include asterisks for improved readability.

      INDIRECT CHANNELS OF DISTRIBUTION. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of the strategic partners that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these strategic partners will continue to place orders with the Company or that the Company will be able to obtain orders from new strategic partners or end users. See "-Relationship with Paradyne." Strategic partners could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "Competition." In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in the quarters ended September 30 and December 31, 1997, March 31, 1998 and June 30, 1998, shipments of the Company's products to CLEC, MCI Communications Corporation ("MCI"), through ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for such quarters. Revenues derived from particular carrier projects have been and continue to be difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. For example, the Company's financial results for the first quarter of fiscal 1999 were adversely affected when product shipments for MCI were lower than expected. The Company's business and operating results were also adversely affected in the quarter ended March 31, 1997 as a result of deployment delays by particular carriers. Such delays that have occurred in the past, and have had a material adverse effect on the Company, may occur in the future and would have a similar impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports or in the capital expenditures of the end user customer, consolidation among carriers and delays in obtaining regulatory approvals for new tariffs. See "-Slowdown In Telecommunications Carriers' Capital Expenditures" and "-Mergers of the Company's Customers." Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology." In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. While such delays have not to date had a material adverse effect on the Company's business or operating results, there can be no assurance that any future delays would not have such an adverse effect.

      SLOWDOWN IN TELECOMMUNICATIONS CARRIERS' CAPITAL EXPENDITURES. Currently, the primary targeted end user customers for the Company's products are CLECs and interexchange carriers ("IXCs"). These carriers have been expanding their local networks at a rapid pace in the past two years to provide services to small and medium-sized businesses that have historically been served inadequately by incumbent local exchange carriers ("ILECs"). Based on industry information, it now appears likely that the pace of capital expenditure growth by the CLECs and IXCs will slow significantly. The Company believes that there are a number of reasons for this potential slowdown. The largest U.S. CLECs and the IXCs which have been entering local markets have already built out major portions of their planned local networks using the billions in capital raised in the past two years. The Company believes that the smaller U.S. CLECs may have difficulty continuing to raise capital in the current environment of the financial markets. Capital spending by carriers serving businesses in the Japan, Southeast Asia, Eastern Europe and Latin America markets are also being negatively impacted by the continuing financial crisis in Japan and Asia and looming problems in the economies of the other markets. Besides reducing the rate of growth of the markets into which the Company sells, the Company believes that this slowdown in capital spending increases the intensity of price competition for these markets. While the Company has recently introduced its StreamLine and SlimLine products, which are more price competitive than its IMACS platform, these new products must compete with an increasing number of low priced integrated access devices ("IADs"). As a result of the anticipated slowdown in telecommunications carriers' capital expenditures and related increase in price competition, the Company may find it more difficult to achieve expected levels of revenues and profitability.

      MERGERS OF THE COMPANY'S CUSTOMERS. A number of the largest CLECs which use the Company's products have either merged or announced plans to merge with larger carriers over the next several quarters. MCI has merged with WorldCom, Inc. ("WorldCom"); Teleport Communications Group ("Teleport") has merged with AT&T Corporation ("AT&T"); and GTE Network Services ("GTE") has announced an intention to merge with Bell Atlantic Corporation ("Bell Atlantic"). The Company believes that part of the impetus for each of these mergers is to increase the combined carrier's ability to compete for local access markets. In the long term, the Company believes that this should cause capital spending on local access, in which the Company's products serve a vital function, to grow significantly. However, over the next several quarters, as these mergers are implemented, it is likely that capital expenditures will be temporarily deferred as the newly combined companies evaluate inventories of undeployed equipment, potential overlaps in network deployment plans, strategies for on-net versus off-net deployments, and assignment of responsibilities for deployments in targeted local markets. This risk of a deferral in expenditures on local access, including expenditures for the Company's products, has already materialized in the case of MCI. Not only may this risk be realized repeatedly with the Teleport merger and the up-coming GTE merger, but the slowdown in expenditures may persist for multiple quarters following the mergers. In addition, the increased buying power wielded by these merged carriers and by merged equipment suppliers, such as Alcatel and DSC Communications Corp. ("DSC"), is likely to place added competitive price pressure on equipment manufacturers such as Premisys.

      QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages (see "-Dependence on Certain Suppliers"), and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past, including the quarter ended March 31, 1997) or reductions in expected shipments to a single carrier (which occurred in the quarter ended September 30, 1998) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. In the quarter ended March 31, 1997, the Company experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reduction, which resulted in a net loss. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

      COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, Inc., which offer a broad line of products including access devices for business applications. The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. As shipments of the Company's SlimLine and StreamLine products increase, it expects to face additional competition from channel bank and CSU/DSU vendors as well as with new startups focusing on the access equipment market. See "-Relationship With Paradyne." The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop products that could be sold for selected applications for which the Company's products are currently provided. Successful, timely development or acquisition of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. In addition, certain of the telecommunications equipment suppliers which market the Company's products have recently either acquired or expressed an interest in acquiring companies which have products or technologies that may be adapted to compete with the Company's products in the future.

      LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time recognized a majority of its revenues from sales booked and shipped in the last month of a quarter. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in some circumstances, create risk of excess or inadequate inventory, which may have an adverse affect on the Company's business and operating results. The Company's agreements with its customers typically allow customers to cancel orders or delay scheduled shipments without penalty until a relatively short period of time before planned shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenues for a quarter or series of quarters. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, the Company believes that its backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

      RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include cell and packet technologies and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. For example, the Company has licensed certain technology from Positron for inclusion in the Company's Q-155 products, which were announced in June 1997, and are expected to begin field trials in the quarter ending December 31, 1998 and to begin shipping by the end of the quarter ending March 31, 1999. Also, in the quarter ended March 31, 1998, the Company licensed cell and packet technologies from SNT. The Company intends to ship products based upon the SNT technology in calendar 1999. However, there can be no assurance that the Company will be able to successfully develop new products or new enhancements to existing products on a timely and cost-effective basis. In addition, failure to achieve market acceptance of new products could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

      RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of the Company's IMACS product by Paradyne. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities, as defined under the agreement. At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which - Lucent - would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys believes that the higher capacity models of Paradyne's 916x series offer features that are similar to those of the Company's IMACS and StreamLine products. See "-Competition" and "-Rapidly Evolving Technology." In the quarter ended December 31, 1997, the Company entered into an OEM agreement with Lucent for the purchase of the SlimLine and StreamLine products directly from Premisys. Although sales to Paradyne declined 34% from fiscal 1997 to fiscal 1998, shipments to Paradyne continued to represent a significant portion of the Company's revenues in fiscal 1998 as well as the first quarter of fiscal 1999. Neither Paradyne nor Lucent are subject to any minimum purchase requirements, and there can be no assurance that they will continue to place orders with the Company. Significant reductions in shipments to Paradyne could have a material adverse effect on the Company's business and operating results.

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

      DEPENDENCE ON KEY PERSONNEL. The Company's success to date has been significantly dependent on the contributions of its senior officers and other key employees. Certain of the Company's senior officers, including its Chief Executive Officer, Senior Vice President, Sales and Marketing and its Senior Vice President, Finance and Administration, and Chief Financial Officer, have only recently assumed their current positions. In addition, the Company is currently seeking to fill the recently vacated position of Senior Vice President, Engineering. The loss of the services of any one of the Company's senior officers or key employees could have a material adverse effect on the Company's business and operating results. The Company's success also depends to a significant extent on its ability to attract and retain additional highly-skilled technical, managerial and sales and marketing personnel, the competition for whom is intense.

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

       Internal infrastructure readiness: An assessment of internal and computer software and hardware has been completed with the assistance of a third party. The Company has migrated to an upgraded version of its enterprise-wide accounting and manufacturing system, which is Year 2000 compliant. For other systems, the Company has identified all non-compliant systems, established a project for prioritized system compliance, and is in the process of executing under such compliance project. Other systems are scheduled to be compliant no later than May 1999. In addition to applications and information technology hardware, the Company is testing and developing remediation plans for embedded systems, facilities and other operations.

      Supplier readiness: This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services, and (2) compliance of a supplier's products with Year 2000. Suppliers have been identified and contacted based on their criticality to the Company. The Company has received responses from a significant number of its preferred suppliers. Most of the respondents are in the process of developing remediation plans. Supplier issues that potentially affect the Company's products are targeted to be resolved by July 1999.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company, in the normal course of business, is subject to the risks associated with foreign currency exchange rates, fluctuations in the market value of its fixed income securities available-for-sale, and changes in interest rates. Please refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Form 10-K for the fiscal year ended June 26, 1998 for a more detailed discussion.

      There has been no significant change in the Company's exposure to foreign currency fluctuations during the quarter ended September 30, 1998 versus the quarter ended June 30, 1998.

      The fair market value of the Company's fixed income securities portfolio at September 30, 1998 was $90 million, as compared to $89 million at June 30, 1998. In both comparison periods the corresponding unrealized gain was included as a component of shareholders' equity. The average duration of the portfolio increased from .99 years at June 30, 1998 to 1.26 years at September 30, 1998.

      The following table presents the hypothetical change in the aggregate fair market value of the Company's fixed income securities portfolio at September 30, 1998 which would result if the Federal Funds Rate changed as shown. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS.

                                  Decrease in Federal      Increase in Federal
                                      Funds Rate                Funds Rate
                              --------------------------------------------------
Change in Federal Funds Rate  (150 BPS) (100 BPS)(50 BPS) 50 BPS 100 BPS 150 BPS
(BPS)
--------------------------------------------------------------------------------
Change in Securities           $1,699    $1,122    $544   ($561)($1,113)($1,658)
Valuation ($000's)

II.   OTHER INFORMATION

ITEM 2.  Changes in Securities

      On September 17, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on October 5, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on September 17, 2008.

      The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires beneficial ownership of 20% or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date") and will thereafter trade separately from the common stock.

      After the Distribution Date, each right may be exercised for 1/100th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $80. The preferred stock has been structured so that the value of 1/100th of a share of such preferred stock will approximate the value of one share of common stock.

      In connection with the adoption of the plan, the Board of Directors also amended two provisions of the Company's Bylaws. Special meetings of Premisys shareholders may now only be called by the Chairman of the Board, the Chief Executive Officer, the President or by a majority of the Board of Directors. Additionally, vacancies on the Board of Directors may now be filled until the next annual meeting of shareholders only by majority vote of the Directors then in office.

      The Company filed a Form 8-K on September 23, 1998 to report the adoption of the stockholder rights plan and the amendments to its bylaws. Further information regarding the Company's stockholder rights plan can be found in the Company's Form 8-A filed with the Securities and Exchange Commission on September 23, 1998.

ITEM 5.  Other Information

      In October 1998, Andrew Aczel resigned as the Company's Senior Vice President, Engineering.

ITEM 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     Exhibit No.   Description of Exhibit
     10.50         OTC Issuer Stock Option Master Agreement with amendment dated
                   September 9, 1998
     27.01         Financial Data Schedule

B.   Reports on Form 8-K

     The Company filed a report on Form 8-K on September 23, 1998. The report included information under Items 5 and 7 with respect to the adoption of a Stockholder Rights Plan and the amendment of the Company's Bylaws.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PREMISYS COMMUNICATIONS, INC.


          November 9, 1998                        /S/ Robert W. Dilfer
--------------------------------------    -------------------------------------
                Date                                Robert W. Dilfer
                                             Vice President and Controller
                                           (Duly Authorized Officer and Chief
                                                  Accounting Officer)

                                Index to Exhibits




Exhibit No.         Description of Exhibit

 10.50 OTC Issuer Stock Option Master Agreement with amendment dated September 9, 1998
 27.01                Financial Data Schedule