Form 10-Q
period 1998-12-25
PREMISYS COMMUNICATIONS INC
filed 1999-02-08
CIK 938733

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

                     For the quarterly period ended December 25, 1998

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


Yes    x           No

The number of shares outstanding of the issuer's common stock, par value $0.01, as of January 22, 1999 was 23,950,451 shares.



================================================================================

                          PREMISYS COMMUNICATIONS, INC.
                                      INDEX


 PART I.   Financial Information                                   Page No.

           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheet - June
                   30, 1998 and December 31, 1998                      3

                   Condensed Consolidated Statement of Operations
                   - Three and Six Month Periods ended December 3l,
                   1997 and December 31, 1998                          4

                   Condensed Consolidated Statement of Cash Flows
                   - Six Month Periods ended December 31, 1997
                   and December 31, 1998                               5

                   Notes to Condensed Consolidated Financial
                   Statements                                          6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8

            Item 3.Quantitative and Qualitative Disclosures About
                   Market Risk                                         21

 PART II.  Other Information

            Item 2.Submission of Matters to a Vote of Security
                   Holders                                             21

            Item 5.Other Information                                   22

            Item 6.Exhibits and Reports on Form 8-K                    22

            Signatures                                                 23





10.

FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                          Premisys Communications, Inc.
                      Condensed Consolidated Balance Sheet
                      (in thousands except per share data)
                                                 June 30,    December 31,
                                                   1998         1998
                                                             (unaudited)
                             ASSETS
 Current assets:
   Cash and cash equivalents                     $31,006       $11,008
   Short-term investments                         74,975        77,782
   Accounts receivable, net                       12,208        15,776
   Inventories                                     3,859         7,649
   Deferred tax assets                             7,355         7,355
   Prepaid expenses and other assets                 962         1,348
                                               ----------    ----------
     Total current assets                        130,365       120,918

 Property and equipment, net                       8,392         9,063
                                               ==========    ==========
                                                $138,757      $129,981
                                               ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                             $ 6,969       $ 6,077
    Accrued liabilities                           10,277        10,729
    Income taxes payable                             735         4,194
                                              -----------   -----------
      Total current liabilities                   17,981        21,000
                                              -----------   -----------

  Put warrants                                       ---        21,250
                                              -----------   -----------

  Stockholders' equity:
    Common Stock, $0.01 par value, 100,000 shares
      authorized;  25,974 and 26,239 shares issued
      and outstanding                                260           262
    Additional paid-in capital                    85,230        65,619
    Treasury Stock, 2,130 shares                     ---       (19,993)
    Retained earnings                             35,286        41,843
                                              -----------   -----------
      Total stockholders' equity                 120,776        87,731
                                              ===========   ===========
                                                $138,757      $129,981
                                              ===========   ===========

See notes to condensed consolidated financial statements


                          Premisys Communications, Inc.
                Condensed Consolidated Statement of Operations - (unaudited)
                      (in thousands, except per share data)

                                            Three Months Ended       Six Months Ended
                                               December 31,            December 31,
                                                1997        1998         1997       1998
Revenues                                       $24,616     $25,394    $43,901    $50,405
Cost of revenues                                 8,278      10,238     15,496     18,626
                                           ------------  ---------- ----------  ---------

        Gross profit                            16,338      15,156     28,405     31,779
                                           ------------  ---------- ----------  ---------

Operating expenses:
  Research and development                       4,184       4,670      7,208      9,418
  Selling, general and administrative            6,656       7,380     12,163     13,873
                                           ------------  ---------- ----------  ---------

    Total operating expenses                    10,840      12,050     19,371     23,291
                                           ------------  ---------- ----------  ---------

Income from operations                           5,498       3,106      9,034      8,488
Interest and other income, net                     870         932      1,583      1,920
                                           ------------  ---------- ----------  ---------

Income before income taxes                       6,368       4,038     10,617     10,408
Provision for income taxes                       2,356       1,494      3,928      3,851
                                           ------------  ---------- ----------  ---------

Net income                                      $4,012     $ 2,544    $ 6,689     $6,557
                                           ============  ========== ==========  =========

Net income (loss) per share:
   Basic                                        $ 0.16      $ 0.10     $ 0.26     $ 0.26
   Diluted                                      $ 0.15      $ 0.10     $ 0.24     $ 0.25
                                           ============  ========== ==========  =========

Shares used in computing net income (loss) per share:
   Basic                                        25,462      24,388     25,385     25,149
   Diluted                                      27,579      25,142     27,508     26,084
                                           ============  ========== ==========  =========



See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
              Condensed Consolidated Statement Of Cash Flows - (unaudited)
                                 (in thousands)


                                             Six Months Ended December 31,
                                                1997            1998

Cash flows from operating activities:
  Net income                                      $6,689          $6,557
  Adjustments to reconcile net income to
  net cash  provided by (used in) operating
  activities:
      Depreciation                                   992           1,555
      Changes in assets and liabilities:
       Accounts receivable                         2,351         (3,568)
       Inventories                                 1,273         (3,790)
       Prepaid expenses and other assets           3,034           (387)
       Accounts payable                            1,415           (892)
       Accrued liabilities                         4,747             453
       Income taxes payable                          627           3,459
                                             ------------   -------------
Net cash provided by operating activities         21,128           3,387
                                             ------------   -------------

Cash flows from investing activities:
  Purchase of property and equipment             (1,653)         (2,226)
  Purchase of short-term investments            (20,946)         (2,807)
                                             ------------   -------------
Net cash used in investing activities           (22,599)         (5,033)
                                             ------------   -------------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock,         1,504           1,641
  net
   Repurchase of Common Stock                        ---        (19,993)
                                             ------------   -------------

Net cash provided by (used in) financing           1,504        (18,352)
  activities
                                             ------------   -------------

Net increase (decrease)  in cash                      33        (19,998)
Cash and cash equivalents at beginning of         28,923          31,006
  period
                                             ------------   -------------

Cash and cash equivalents at end of period       $28,956         $11,008
                                             ============   =============

Supplemental disclosures:
  Cash paid for income taxes                       $   1          $1,173

See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
                    Notes to Condensed Consolidated Financial Statements


NOTE 1 - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of December 31, 1998, the results of its operations for the three and six month periods ended December 31, 1997 and 1998, and its cash flows for the six month periods ended December 31, 1997 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1997 and 1998 and for each of the three years in the period ended June 30, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

   The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1998 and December 31, 1997 and 1998 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 26, 1998, December 26, 1997 and December 25, 1998.

NOTE 2 - Inventories (in thousands)
                                                  June 30,     December 31,
                                                    1998           1998
                                                               (unaudited)
  Inventories
     Raw materials                                  $  582         $ 1,467
     Work-in-process                                   676           1,472
     Finished goods                                  2,601           4,709
                                                  ---------     ------------
                                                   $ 3,859         $ 7,649
-------------------------------------------------===========---=============

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

   Following is a presentation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                                        Three Month Period Ended
                             December 31, 1997               December 31, 1998
                    Net Income    Shares     Per Share   Net Income    Shares     Per Share
                   (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)  Amount
                   -----------------------------------  ----------------------------------
                           (in thousands except per share data)
    Basic EPS
Net income (loss)
available to common
stockholders          $4,012       25,462       $0.16      $2,544      24,388     $0.10

Effect of
Dilutive Securities
Common stock
equivalents             ----        2,117                    ----         754
                     ---------------------                 ------------------

   Diluted EPS
Net income (loss)
available to common
stockholders and
assumed conversions   $4,012       27,579       $0.15      $2,544      25,142     $0.10
                   ===================================     ============================



                                        Six Month Period Ended
                             December 31, 1997               December 31, 1998
                    Net Income    Shares     Per Share   Net Income    Shares     Per Share
                   (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)  Amount
                   -----------------------------------  ----------------------------------
                           (in thousands except per share data)
    Basic EPS
Net income (loss)
available to common
stockholders          $6,689       25,385       $0.26      $6,557      25,149     $0.26

Effect of
Dilutive Securities
Common stock
equivalents             ----        2,123                    ----         935
                     ---------------------                 ------------------

   Diluted EPS
Net income (loss)
available to common
stockholders and
assumed conversions   $6,689       27,508       $0.24      $6,557      26,084     $0.25
                   ===================================     ============================


      Options to purchase  615,161,  2,005,918,  748,623 and 2,138,912 shares of
Common stock were outstanding at the three month periods ended December 31, 1997 and 1998 and the six month periods ended December 31, 1997 and 1998, respectively, but were not included in the computation of Diluted EPS because the options exercise price was greater than the average market price of the common shares in each period.


NOTE 4 - Significant Events

      On August 31, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock at market prices not to exceed $14.00 per share and as the market and business conditions warrant. As of January 29, 1999, the Company had repurchased for cash 2.3 million shares at market prices ranging from $6.69 to $10.94 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. On January 26, 1999, the Company dissolved the obligation for 1.0 million put warrants and 0.75 million call options that were to expire on January 29, 1999. As a result, the Company currently has a maximum potential obligation related to the put warrants of $10.75 million. The remaining 1.0 million put warrants and 0.75 million call options expire on September 15, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC"), Motorola, Inc. ("Motorola"), Paradyne Corporation ("Paradyne"), Teleport Communications Group ("Teleport") and XEL Communications, Inc. ("XEL"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology licensed by the Company from Positron Fiber Systems Corporation ("Positron") and Switched Network Technologies ("SNT"); deregulation of, and legislation regarding the domestic and international telecommunications industry; continued success of competitive local exchange carriers ("CLECs") in taking market share from incumbent carriers in the U.S. business communications services market; availability and market acceptance of the SlimLine and StreamLine products; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The actual results that the Company achieves may differ materially from those described in any forward-looking statements due to such risks and uncertainties. The Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may effect the Company's business.

Revenues
                                        Three Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
              Revenues                 $24,616,000       3%     $25,394,000

                                         Six Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
              Revenues                 $43,901,000      15%     $50,405,000


The increase in revenues from the quarter ended December 31, 1997 to the quarter ended December 31, 1998 is the result of first-time sales of the Company's StreamLine product in fiscal 1999 offset by lower revenues from the Company's integrated multiple access communications systems ("IMACS"). While IMACS unit volumes for platforms and modules increased in the quarter ended December 31, 1998, compared with the December 1997 quarter, the average sales prices of both platforms and modules decreased during the same comparison periods. The decrease in average sales prices is the result of increased pricing competition in the Company's market. Telecommunications carriers are having to compete more on price for local access to small and medium sized businesses. As a result, the carriers are demanding price reductions from access equipment suppliers. The increase in revenues from the six month period ended December 31, 1997 to the six month period ended December 31, 1998 is the result of increased revenues from the Company's IMACS product line and first-time sales of the Company's StreamLine product. IMACS unit volumes for platforms and modules increased in the six month period ended December 31, 1998 from the comparable period in fiscal 1998, while the average sales prices for IMACS platforms and modules decreased during the same comparison periods due to the market forces discussed above. See "Other Factors That May Effect Future Operating Results - Indirect Channels of Distribution." Revenues were flat from $25,011,000 in the quarter ended September 30, 1998 to $25,395,000 in the quarter ended December 31, 1998. *The Company expects that revenues in the March 1999 quarter will be comparable to those reported for the quarter ended December 31, 1998. *However, these expectations are subject to a number of uncertainties, which include but are not limited to the following: the level of business which the Company expects to ship through its strategic distribution partners, the growth in business shipped direct to international customers; and the market acceptance and availability of the Company's new products, the SlimLine and StreamLine. In the prior three quarters, shipments of the SlimLine and StreamLine products have been delayed or curtailed significantly pending the resolution of design issues identified in customer and production testing. *There is a risk that additional issues which will restrict the availability and market acceptance of these products will be identified as the unit volumes produced and shipped to customers grow in the March 1999 quarter.

      The following table sets forth, for the periods indicated, the revenues generated from the Company's customers which exceeded 10% of total revenues during the three and six month periods ended December 31, 1997 and December 31, 1998, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.


                               Source of Revenues

                                   Three Months Ended December 31,
                            -----------------------------------------------
                                1997        %            1998        %
                            ----------------------   ----------------------
Paradyne                      $2,772,000      11%     $ 6,408,000      25%
ADC                            8,447,000      34%                      17%
                                                        4,397,000
Motorola                       2,521,000      10%       3,111,000      12%
Teleport                        (a)           ---       3,048,000      12%
XEL                             (a)           ---       2,792,000      11%
Other Domestic Customers       8,528,000      35%       4,685,000      19%
International Customers        2,348,000      10%         953,000       4%
                            ======================   ======================
Total Revenues               $24,616,000     100%     $25,394,000     100%
                            ======================   ======================

                                    Six Months Ended December 31,
                            -----------------------------------------------
                                1997        %            1998        %
                            ----------------------   ----------------------
Paradyne                      $5,440,000      12%    $ 15,445,000      31%
ADC                           15,455,000      35%       6,625,000      13%
Motorola                       4,035,000       9%       6,093,000      12%
Other Domestic Customers      15,226,000      35%      20,326,000      40%
International Customers        3,745,000       9%       1,916,000       4%
                            ======================   ======================
Total Revenues               $43,901,000     100%     $50,405,000     100%
                            ======================   ======================


(a)Amounts not separately provided (but are instead included in "Other Domestic Customers") as revenues for the period represented less than 10% of the period total.

The Company sells a substantial majority of its products to a limited number of customers which generally resell the Company's products to public carriers and end users. For the quarters ended December 31, 1997 and 1998, customers individually representing 10% or more of the Company's revenue generated 55% and 77% of the Company's total revenues, respectively. For the six month periods ended December 31, 1997 and 1998, customers individually representing 10% or more of the Company's revenue generated 56% of the Company's total revenues. During both comparison periods, revenues from Paradyne increased while revenues from ADC decreased. The increase in revenues from Paradyne during both comparison periods was due to increased international equipment deployments. The decrease in revenues from ADC during both comparison periods was due to lower shipments by ADC to one of its CLEC customers. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "Other Factors That May Affect Future Operating Results -- Indirect Channels of Distribution," "-Slowdown in Telecommunications Carriers' Capital Expenditures," "-Limited Order Backlog" and "-Relationship with Paradyne."

   During the quarter ended December 31, 1998, direct international revenues accounted for 4% of the Company's revenues, compared to 9% for the same period in fiscal 1998. The Company believes this reduction in direct international revenues is partly attributable to the current economic difficulty in Asia and Russia and partly due to the lack, in Premisys' products, of product features and protocols that are unique to or required in countries outside of the U.S.A. Certain of the Company's domestic customers also sell Premisys products into international markets. The Company is currently refocusing its marketing and engineering resources to provide more emphasis on developing product features which are demanded in international markets. *The Company intends to expand its operations outside the United States and anticipates that international sales will increase in the future. However, in order to sell its products internationally, the Company must meet international telecommunications standards. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, more volatile economic conditions, risks associated with foreign currency exchange rates, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. See "Other Factors That May Affect Future Operating Results - Industry Standards and Regulatory Matters."


Gross Profit

                                        Three Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
            Gross Profit               $16,338,000      (7%)    $15,156,000
     As a percentage of revenues           66%                     60%

                                         Six Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
            Gross Profit               $28,405,000      12%     $31,779,000
     As a percentage of revenues           65%                     63%


      Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit decreased from the quarter ended December 31, 1997 to the quarter ended December 31, 1998 primarily as a result of lower product gross margins. Gross profit increased from the six month period ended December 31, 1997 to the six month period ended December 31, 1998 primarily as a result of higher unit shipment volumes partially offset by lower product gross margins. The product gross margin decrease from the quarter and six month periods ended December 31, 1997 to the quarter and six month periods ended December 31, 1998, is primarily attributable to two factors: (1) the sale, during the quarter ended December 31, 1998, of StreamLine product to fulfill SlimLine product orders at the lower SlimLine prices to certain customers; (2) lower prices on the IMACS product sold, during the quarter ended December 31, 1998, to certain of the Company's large OEM and CLEC customers. *The Company expects its gross margins for the remainder of fiscal 1999 to decline significantly, due primarily to continuing competitive pressures and to increases in the mix of lower-margin SlimLine and StreamLine products.


Research and Development Expenses
                                        Three Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
  Research and development expenses     $4,184,000      12%     $4,670,000
     As a percentage of revenues           17%                     18%

                                         Six Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
  Research and development expenses     $7,208,000      31%     $9,418,000
     As a percentage of revenues           16%                     19%


      Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $486,000, or 12%, from the three months ended December 31, 1997 to the comparable period in fiscal 1999 and by $2,210,000, or 31%, from the six month period ended December 31, 1997 to the comparable period in fiscal 1999. This increase was due to the combination of increased expenses for personnel and equipment associated with the development of the Company's SlimLine, Streamline and Q-155 products. Research and development expenses as a percentage of the Company's revenues increased in the three and six month periods ended December 31, 1998 versus the comparable periods ended December 31, 1997 1998 due primarily to the lower rate of revenues change in each of these comparison periods. *During the remaining quarters of fiscal 1999, the Company expects that these expenses will increase in absolute dollars as compared to the quarter ended December 31, 1998. *However, the Company expects that as a percentage of revenues research and development expenses will remain the same or increase slightly during the remaining quarters of fiscal 1999. *These expectations are subject to a number of uncertainties, including the Company's level of revenues, availability and market acceptance of the SlimLine and StreamLine products and the level of personnel dedicated to and the success of research and development activities.

Selling, General and Administrative Expenses
                                        Three Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
 Selling, general and administrative    $6,656,000      11%     $7,380,000
              expenses
     As a percentage of revenues           27%                     29%

                                         Six Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
 Selling, general and administrative   $12,163,000      14%     $13,873,000
              expenses
     As a percentage of revenues           28%                     28%


      Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses increased $724,000, or 11%, from the quarter ended December 31, 1997 to the quarter ended December 31, 1998 and increased $1,710,000, or 14% from the six months ended December 31, 1997 to the six months ended December 31, I998. This increase was primarily a result of increased staffing, primarily in sales and marketing, and associated expenses, and, to a lesser extent, occupancy, travel and customer support expenses. Selling, general and administrative expenses increased as a percentage of the Company's revenues in the quarter ended December 31, 1998 versus the quarter ended December 31, 1997 and remained flat between the six months ended December 31, 1997 and 1998 due primarily to the underlying rate of revenues change in each of these comparison periods. *The Company expects that these expenses will increase slightly in absolute dollars versus the quarter ended December 31, 1998 during the remaining quarters of fiscal 1999. *These expectations are subject to a number of uncertainties, including, among other things, the Company's level of revenues and the level of personnel dedicated to sales, marketing and administrative activities.


Interest and Other Income, net
                                        Three Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
   Interest and other income, net       $ 870,000        7%     $ 932,000
     As a percentage of revenues            4%                      4%

                                         Six Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
   Interest and other income, net      $ 1,583,000      21%     $1,920,000
     As a percentage of revenues            4%                      4%


      Interest and other income, net consists of interest income less interest expense, and, to a much lesser extent, foreign currency exchange rate gains and losses. The increase in interest and other income, net, for the three and six month periods ended December 31, 1998 as compared to the same periods ended December 31, 1997 was due to increased interest income from higher cash balances invested in high grade, marketable fixed income securities versus lower yielding bank money market accounts.

Provision for Income Taxes
                                        Three Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
     Provision for income taxes         $2,356,000     (37%)    $1,494,000
  As a percentage of income before         37%                     37%
                taxes

                                         Six Months Ended December 31,
                                      -------------------------------------
                                           1997       % Change     1998
     Provision for income taxes         $3,928,000      (2%)    $3,851,000
  As a percentage of income before         37%                     37%
                taxes


      The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective tax rate for the quarter and six month period ended December 31, 1998 remained at 37%, which was less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio.


Net Income per Share
                                           Three Months Ended December 31,
                                         -------------------------------------
                                             1997       % Change      1998
               Net income                 $4,012,000      (37%)    $2,544,000
     Net income per share (diluted)          $0.15        (33%)      $0.10
  Shares used in computing diluted net    27,579,000      (9%)     25,142,000
            income per share

                                            Six Months Ended December 31,
                                         -------------------------------------
                                             1997       % Change      1998
               Net income                 $6,689,000      (2%)     $6,557,000
     Net income per share (diluted)          $0.24         3%        $0.25
  Shares used in computing diluted net    27,508,000      (5%)     26,084,000
            income per share


      Net income per share decreased from $0.15 in the quarter ended December 31, 1997 to $0.10 in the quarter ended December 31, 1998, due primarily to a decrease of 37% in net income between the three-month periods ended December 31, 1997 and 1998. Net income per share increased slightly from $0.24 in the six month period ended December 31, 1997 to $0.25 in the six month period ended December 31, 1998, due primarily to a decrease in shares used in computing net income per share resulting from stock repurchases made by the Company during the six month period ended December 3 l, 1998.

Liquidity and Capital Resources
                                         Six Months Ended December 31,
                                          1997       % Change      1998
Net  cash   provided   by   operating0
activities                             $21,128,000     171%     $ 3,387,000
Period  end  cash,  cash  equivalents
and short-term investments             $94,203,000      40%     $88,790,000
Period end working capital             $97,905,000      14%     $99,918,000


      At December 31, 1998, the Company had approximately $88.8 million of cash, cash equivalents and short-term investments. Net cash totaling $3.4 million was provided by operating activities during the six months ended December 31, 1998, most significantly due to net income of $6.6 million and an increase in income taxes payable of $3.5 million, offset partially by increases in inventories and accounts receivable, aggregating $7.4 million.

      Cash used in investing activities during the six months ended December 31, 1998 consisted of purchases of short-term securities totaling $2.8 million and purchases of property and equipment totaling $2.2 million. Financing activities during the six months ended December 31, 1998 resulted in a net use of cash of $18.4 million. The net use of cash is the result of $20.0 million of cash used in the repurchase of the Company's Common Stock partially offset by cash provided by the issuance of Common Stock in connection with the Company's employee benefit plans.

      As of December 31, 1998, the Company's working capital was approximately $99.9 million. Except for the potential obligation related to put warrants, as discussed below and in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next twelve months.

      On August 31, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock at market prices not to exceed $14.00 per share and as the market and business conditions warrant. As of January 29, 1999, the Company had repurchased for cash 2.3 million shares at market prices ranging from $6.69 to $10.94 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. On January 26, 1999, the Company dissolved the obligation for 1.0 million put warrants and 0.75 million call options which were to expire on January 29, 1999. As a result, the Company currently has a maximum potential obligation related to the put warrants of $10.75 million. The remaining 1.0 million put warrants and 0.75 million call options expire on September 15, 1999.


Other Factors That May Affect Future Operating Results

      As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements but does not include asterisks for improved readability.

     COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, Inc., which offer a broad line of products including access devices for business applications and from recent startup companies, such as Carriers Access Corporation ("CAC") and Vina Technologies ("VINA"). The Company has experienced and expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. As shipments of the Company's SlimLine and StreamLine products increase, it expects to face additional competition from channel bank and CSU/DSU vendors as well as with new startups focusing on the access equipment market. The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors. Certain of the telecommunications equipment suppliers which market the Company's products have recently either acquired or expressed an interest in acquiring companies which have products or technologies that may be adapted to compete with the Company's products in the future. Other telecommunications equipment suppliers that market and distribute the Company's products may in the future develop or acquire products that could be sold for selected applications for which the Company's products are currently provided. Successful development or acquisition of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products.

      LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time recognized a majority of its revenues from sales booked and shipped in the last month of a quarter, including the quarter ended December 31, 1998. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in some circumstances, create risk of excess or inadequate inventory, which may have an adverse affect on the Company's business and operating results. The Company's agreements with its customers typically allow customers to cancel orders or delay scheduled shipments without penalty until a relatively short period of time before planned shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenues for a quarter or series of quarters. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, the Company believes that its backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

     DEPENDENCE ON KEY PERSONNEL. The Company's success to date has been significantly dependent on the contributions of its senior officers and other key employees. The loss of the services of any one of the Company's senior officers or key employees could have a material adverse effect on the Company's business and operating results. In December, 1998, Nicholas Williams, the Company's President and CEO suffered exposure to sub-freezing weather. Mr. Williams is currently being treated for frostbite and is expected to return to work on a full-time basis at or near the end of the March 1999 quarter. In the meantime, Mr. Williams has been working from his home in coordination with Premisys' senior management team to manage strategic opportunities and issues and day-to-day operations. The Company's success also depends to a significant extent on its ability to attract and retain additional highly-skilled technical, managerial and sales and marketing personnel, the competition for whom is intense.

      INDIRECT CHANNELS OF DISTRIBUTION. Substantially all of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of thc strategic partners that market and sell the
Company's  products  could elect to cease  marketing  and selling the  Company's products, and there can be no assurance that these strategic partners will continue to place orders with the Company or that the Company will be able to obtain orders from new strategic partners or end users. See "-Relationship with Paradyne." Strategic partners could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "Competition." In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in thc quarters ended September 30 and December 31, 1997, March 31, 1998 and June 30, 1998, shipments of the Company's products to MCI Communications Corporation ("MCI"), through ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for such quarters. Revenues derived from particular carrier projects have been and continue to be difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. For example, the Company's financial results for the first quarter of fiscal 1999 were adversely affected when product shipments for MCI were lower than expected. The Company's business and operating results were also adversely affected in the quarter ended March 31, 1997 as a result of deployment delays by particular carriers. Such delays that have occurred in the past, and have had a material adverse effect on the Company, may occur in the future and would have a similar impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports or in the capital expenditures of the end user customer, consolidation among carriers and delays in obtaining regulatory approvals for new tariffs. See "-Slowdown In Telecommunications Carriers' Capital Expenditures" and "-Mergers of the Company's Customers." Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology." In developing countries, delays and reductions in thc planned deployment of the Company's products can also be caused by sudden declines in thc local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. Such delays had a material adverse effect on the Company's business and operating results in the quarter ended December 31, 1998, and there can be no assurance that any future delays would not have such an adverse effect.

      TELECOMMUNICATIONS CARRIERS' CAPITAL EXPENDITURES. Currently, the primary targeted end user customers for the Company's products are CLECs and interexchange carriers ("IXCs"). These carriers have been expanding their local networks at a rapid pace in the past two years to provide services to small and medium-sized businesses that have historically been served inadequately by incumbent local exchange carriers ("ILECs'). Based on industry information, it now appears likely that the pace of capital expenditure growth by the CLECs and IXCs will slow significantly for basic network infrastructure but increase for access equipment. The Company believes that the reason for this shift is because it is expected that end user demand for new services will grow. . However, the Company believes that there will be an increase in the intensity of price competition for these markets. Thus, while unit volumes are expected to increase, the Company believes that the rate of increase of revenues will be lower than the rate of increase in units. While the Company has recently introduced its StreamLine and SlimLine products, which are more price competitive than its IMACS platform, these new products must compete with an increasing number of low priced integrated access devices ("IADs"). As a result of the anticipated slowdown in telecommunications carriers' capital expenditures and related increase in price competition, the Company may find it more difficult to achieve expected levels of revenues and profitability.

      MERGERS OF THE COMPANY'S CUSTOMERS. A number of the largest CLECs which use the Company's products have either merged or announced plans to merge with larger carriers over the next several quarters. MCI has merged with WorldCom, Inc. ("WorldCom"); Teleport has merged with AT&T Corporation ("AT&T"); and GTE Network Services ("GTE") has announced an intention to merge with Bell Atlantic Corporation ("Bell Atlantic"). The Company believes that part of the impetus for each of these mergers is to increase the combined carrier's ability to compete for local access markets. In the long term, the Company believes that this should cause capital spending on local access, in which the Company's products serve a vital function, to grow significantly. However, over the next several quarters, as these mergers are implemented, it is likely that capital expenditures will be temporarily deferred as the newly combined companies evaluate inventories of undeployed equipment, potential overlaps in network deployment plans, strategies for on-net versus off-net deployments, and assignment of responsibilities for deployments in targeted local markets. This risk of a deferral in expenditures on local access, including expenditures for the Company's products, has already materialized in the case of MCI. The Company anticipates that it also may see a deferral of expenditures for its products by Teleport in connection with its merger and GTE in connection with its anticipated merger. In addition, the Company anticipates that the slowdown in expenditures may persist for multiple quarters following the mergers. In addition, the increased buying power wielded by these merged carriers and by merged equipment suppliers, such as Alcatel and DSC Communications Corp.
("DSC"), is likely to place added competitive price pressure on equipment manufacturers such as Premisys.

      QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, availability and market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages (see "-Dependence on Certain Suppliers"), and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past, including the quarter ended March 31, 1997) or reductions in expected shipments to a single carrier (which occurred in the quarter ended September 30, 1998) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. The Company has on several occasions, including the quarters ended September 30, and December 31, 1998, experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reductions. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

     RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include cell and packet technologies and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new and cost effective products and enhancements. For example, the Company's shipment of new SlimLine product has been delayed for several quarters due to hardware and software revisions necessary to make the product more acceptable in the marketplace. In addition, the Company has licensed certain technology from Positron for inclusion in the Company's Q-155 products, which were announced in June 1997. The Company began field trials for this product in the quarter ending December 31, 1998 and expects to begin shipping this product by the end of the quarter ending March 31, 1999. Also, in the quarter ended March 31, 1998, the Company licensed cell and packet technologies from SNT. The Company intends to ship products based upon the SNT technology in calendar 1999. However, there can be no assurance that the Company will be able to successfully develop new products or new enhancements to existing products on a timely and cost-effective basis. In addition, failure to achieve market acceptance of new products could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

      RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of the Company's IMACS product by Paradyne. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities, as defined under the agreement. At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which - Lucent - would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys believes that the higher capacity models of Paradyne's 916x series offer features that are similar to those of the Company's IMACS and StreamLine products. See "-Competition" and "-Rapidly Evolving Technology." In the quarter ended December 31, 1997, the Company entered into an OEM agreement with Lucent for the purchase of the SlimLine and StreamLine products directly from Premisys. Although sales to Paradyne declined 34% from fiscal 1997 to fiscal 1998, shipments to Paradyne continued to represent a significant portion of the Company's revenues in fiscal 1998 and are expected to continue to represent a significant portion of the Company's revenues in fiscal 1999. Neither Paradyne nor Lucent are subject to any minimum purchase requirements, and there can be no assurance that they will continue to place orders with the Company. Significant reductions in shipments to Paradyne could have a material adverse effect on the Company's business and operating results.

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

      DEPENDENCE ON CERTA1N SUPPLIERS. Certain components used in the Company's products are currently available from only one supplier. In addition, the Company relies on contract manufacturers to produce its printed circuit board assemblies. Use of contract manufacturers can expose Premisys to supply interruptions due to production, quality or financial problems of its contractors. Shortages or delays in the delivery of the components used in the Company's products (which have occurred in the past) or extended delays in deliveries of printed circuit board assemblies could result in delays in the shipment of the Company's products and/or increase component costs. Failure of the Company to order sufficient quantities of any required component in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. Although the Company typically maintains some reserve inventory of components and printed circuit board assemblies, this inventory would not cover a significant delay in the delivery of such items.

      YEAR 2000 RISKS. The Company has a formal Year 2000 Conformance Project in place that focuses on four key readiness areas: (1) internal infrastructure readiness, addressing internal information systems and non-information technology systems; (2) supplier readiness, addressing the preparedness of our supplier base; (3) product readiness, addressing the Company's product functionality, which includes customer support of the installed base of the Company's products, and (4) customer readiness, addressing the preparedness of our customer base. For each readiness area, a task force is systematically performing a Company-wide risk assessment, conducting testing and remediation, and communicating with employees, suppliers, customers and other third party business partners to raise awareness of the Year 2000 problem. Following are overviews of each readiness area and the Company's progress thereon for becoming ready for the Year 2000.

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


      Customer readiness: The Company sells a substantial portion of its product to large, publicly traded companies who themselves are addressing Year 2000 compliancy issues. Premisys has been working directly with these customers, who are also our strategic distribution partners or major distributors, to resolve any issues between them and the Company. The Company has also reviewed their readiness statements as filed in public documents with the Securities and Exchange Commission. Based on these efforts, the Company believes that Year 2000 issues will not materially affect shipment of product to these customers. However, there can be no assurances that unforeseen problems or problems with customers of Premisys' partners or distributors will not occur and have a material impact on the Company's revenues in the future. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 compliance of their own products, the Company's business and operations could be adversely affected. Use of the Company's products in connection with customer products which are not Year 2000 compliant, including non-compliant hardware and software, may result in inaccurate exchange of dates, performance problems or system failure. If the businesses of the Company's significant customers are materially and adversely affected by Year 2000 issues, the Company's business will also be materially and adversely affected to the extent that such customers delay, postpone or cancel orders for the Company's products as they divert resources to fixing their own Year 2000 compliance problems. In addition, the Company believes that the businesses of the Company's strategic partners may be adversely affected to the extent that the Year 2000 compliance concerns of their own end user customers affects the purchasing patterns of such customers in the short-term. Such end user customers may defer purchases of telecommunications equipment generally until early in the next millenium to avoid Year 2000 problems. Any such deferral of purchases could reduce demand for the Company's products by the Company's strategic partners, which could have a material adverse effect on the Company's business, operating results and financial condition.

      General and Risk Factors: The Company's Year 2000 project is currently in the remediation phase. The Company believes that its greatest potential risks are associated with its suppliers. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. The Company is at the remediation phase for its operations and infrastructure, and, while the Company cannot foresee any significant problems or issues, it cannot predict whether or not significant problems or issues will be identified in the future. The Company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessment made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues, however, the Company believes such costs will not exceed $500,000. However, the Company has not yet developed remediation for all problems, developed all contingency plans, or completely implemented or tested any of its remediation plans. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion.
Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

      RISKS FROM CONVERSION TO SINGLE EUROPEAN CURRENCY. On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the Euro. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Euro. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. The Company is still assessing the impact that the introduction and use of the Euro will have on the Company's internal systems. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's business but has not yet completed its assessment. If the Company encounters unexpected difficulties, the Company's business could be adversely affected, including the inability to bill customers and to pay suppliers for transactions denominated in the Euro and the inability to properly record transactions denominated in the Euro in the Company's financial statements.

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

      There has been no significant change in the Company's exposure to foreign currency fluctuations during the quarter ended December 31, 1998 versus the quarters ended June 30 and September 30, 1998.

      The fair market value of the Company's fixed income securities portfolio at December 31, 1998 was $84 million, as compared to $89 million at June 30, 1998. In both comparison periods the corresponding unrealized gain was included as a component of shareholders' equity. The average weighted duration of the portfolio increased from .99 years at June 30, 1998 to 1.28 years at December 31, 1998.

      The following table presents the hypothetical change in the aggregate fair market value of the Company's fixed income securities portfolio at December 31, 1998 which would result if the Federal Funds Rate changed as shown. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS.

                                  Decrease in Federal      Increase in Federal
                                      Funds Rate                Funds Rate
                              --------------------------------------------------
Change in Federal Funds Rate   (150     (100    (50 BPS) 50 BPS  100 BPS 150 BPS
(BPS)                            BPS)    BPS)
--------------------------------------------------------------------------------
Change in Securities           $1,635  $1,079    $523   ($540)  ($1,071)($1,595)
Valuation ($000's)

II.   OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders


At the Company's Annual Meeting of Stockholders held on December 9, 1998 (the "Annual Meeting"), the following individuals were elected to the Company's Board of Directors by the votes indicated:

                            FOR            WITHHELD
Boris J. Auerbuch           23,050,552     611,761
Edward A. Keible, Jr.       23,080,360     581,953
Raymond C. Lin              23,050,921     611,392
Marino R. Polestra          23,080,463     581,850
Lip-Bu Tan                  23,081,538     580,775
Nicholas J. Williams        23,050,921     611,392


In addition, the Company's 1994 Stock Option Plan was amended to increase the number of shares of Common Stock reserved for issuance thereunder from 5,200,000 to 6,460,000. The following votes were cast in connection with such amendment:
                                                                   BROKER
        FOR                AGAINST             ABSTAIN           NON-VOTES
     15,873,458           7,769,768            19,087                0


Finally, the appointment of PricewaterhouseCoopers LLP as auditors for the fiscal year ended June 30, 1999 was ratified by the following vote:
                                                                   BROKER
        FOR                AGAINST             ABSTAIN           NON-VOTES
     23,605,057            48,589               8,667                0


ITEM 5. Other Information

In December, 1998, Boris Auerbuch, Senior Vice President and Chief Technical Officer of the Company, assumed the responsibilities of Andrew Aczel, the Senior Vice President, Engineering who resigned October, 1998.

In December, 1998, Nicholas Williams, the Company's President and CEO suffered exposure to sub-freezing weather. Mr. Williams is currently being treated for frostbite and is expected to return to work at or near the end of the March 1999 quarter.

ITEM 6.  Exhibits and Reports on Form 8-K
A.       Exhibits

         Exhibit No.     Description of Exhibit
         10.02           Registrant's 1994 Stock Option Plan and related
                         documents. (1)

         27.01           Financial Data Schedule


         (1) - Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed January 15, 1999 (File No. 333-70739)

B.    Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PREMISYS COMMUNICATIONS, INC.


     February 8, 1999                          /S/ Robert W. Dilfer
            Date                                 Robert W. Dilfer
                                           Vice President and Controller
                                        (Duly Authorized Officer and Chief
                                                Accounting Officer)

                                Index to Exhibits


Exhibit No.     Description of Exhibit
10.02           Registrant's 1994 Stock Option Plan and related documents. (1)
27.01           Financial Data Schedule

(1) - Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed January 15, 1999 (File No. 333-70739)

Exhibit 27.01