Form 10-Q
period 1999-03-26
PREMISYS COMMUNICATIONS INC
filed 1999-05-10
CIK 938733

=================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 26, 1999

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
            (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)          Identification No.)

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

Yes    X            No

The number of shares outstanding of the issuer's common stock, par value $0.01, as of April 23, 1999 was 24,060,563 shares.

=================================================================

                          PREMISYS COMMUNICATIONS, INC.

                                      INDEX

 PART I.  Financial Information                           Page No.

       Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheet -
                 June 30, 1998 and March 31, 1999            3

                 Condensed Consolidated Statement of
                 Operations - Three and Nine Month
                 Periods ended March 31, 1998 and March      4
                 31, 1999

                 Condensed Consolidated Statement of
                 Cash Flows - Nine Month Periods ended
                 March 31, 1998 and March 31, 1999           5

                 Notes to Condensed Consolidated
                 Financial Statements                        6

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                       8

       Item 3.   Quantitative and Qualitative
                 Disclosures About Market Risk              22

PART II.  Other Information

       Item 5.   Other Information                          24

       Item 6.   Exhibits and Reports on Form 8-K           24

       Signatures                                           25

I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                          Premisys Communications, Inc.
                      Condensed Consolidated Balance Sheet
                      (in thousands except per share data)

                                                    June 30,    March
                                                                  31,
                                                      1998        1999
                                                   ---------   ---------
                                                              (unaudited)
                       ASSETS
 Current assets:
   Cash and cash equivalents                         $31,006     $13,514
   Short-term investments                             74,975      74,462
   Accounts receivable, net                           12,208      16,164
   Inventories                                         3,859       9,991
   Deferred tax assets                                 7,355       7,355
   Prepaid expenses and other assets                     962       1,180
                                                    ---------   ---------
     Total current assets                            130,365     122,666
 Property and equipment, net                           8,392       9,339
                                                    =========   =========
                                                    $138,757    $132,005
                                                    =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                  $ 6,969     $ 8,178
    Accrued liabilities                                10,277       9,474
    Income taxes payable                                  735       4,832
                                                     ---------   ---------
      Total current liabilities                        17,981      22,484
                                                     ---------   ---------

  Put warrants                                            ---      10,625

                                                     ---------   ---------
  Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000 shares        ---         ---
      authorized; no shares issued or outstanding
    Common Stock, $0.01 par value, 100,000 shares
      authorized;  25,974 and 26,409 shares issued        260         264
      and outstanding
    Additional paid-in capital                         85,230      76,717
    Treasury Stock, 0 and 2,360 shares                    ---    (22,303)
    Retained earnings                                  35,286      44,218
                                                     ---------   ---------
      Total stockholders' equity                      120,776      98,896
                                                     =========   =========
                                                     $138,757    $132,005
                                                     =========   =========



See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
         Condensed Consolidated Statement of Operations - (unaudited)
                      (in thousands, except per share data)

                                     Three Months Ended      Nine Months Ended
                                           March 31,             March 31,
                                     --------------------   -----------------
                                       1998       1999       1998      1999
                                     ----------  --------   --------  --------
Revenues                               $27,154   $26,734    $71,055   $77,139
Cost of revenues                         9,109    11,309     24,605    29,935
                                     ----------  --------   --------  --------

        Gross profit                    18,045    15,425     46,450    47,204
                                     ----------  --------   --------  --------

Operating expenses:
  Research and development               3,900     4,986     11,108    14,404
    Charge for in-process                4,431       ---      4,431       ---
    technologies
  Selling, general and                   7,714     7,542     19,877    21,415
    administrative
                                     ----------  --------   --------  --------

    Total operating expenses            16,045    12,528     35,416    35,819
                                     ----------  --------   --------  --------

Income from operations                   2,000     2,897     11,034    11,385
Interest and other income, net             923       873      2,506     2,793
                                     ----------  --------   --------  --------

Income before income taxes               2,923     3,770     13,540    14,178
Provision for income taxes               1,082     1,395      5,010     5,246
                                     ----------  --------   --------  --------

Net income                             $ 1,841   $ 2,375     $8,530    $8,932
                                     ==========  ========   ========  ========

Net income per share:
   Basic                                $ 0.07    $ 0.10     $ 0.33    $ 0.36
                                     ==========  ========   ========  ========
   Diluted                              $ 0.07    $ 0.10     $ 0.31    $ 0.35
                                     ==========  ========   ========  ========

Shares used in computing net income per share:
   Basic                                25,630    24,030     25,467    24,776
                                     ==========  ========   ========  ========
   Diluted                              27,507    24,628     27,457    25,599
                                     ==========  ========   ========  ========


See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
        Condensed Consolidated Statement of Cash Flows (unaudited)
                                 (in thousands)


                                      Nine Months Ended March 31,
                                         1998         1999
                                       ----------   ----------

Cash flows from operating activities:
  Net income                           $   8,530    $   8,932
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation                           1,652        2,534
    Changes in assets and liabilities:
       Accounts receivable                 1,711      (3,956)
     Inventories                           2,992      (6,132)
     Prepaid expenses and other assets     2,712        (218)
     Accounts payable                        828        1,209
     Accrued liabilities                   3,084        (803)
            Income taxes payable           1,630        4,097
                                       ----------   ----------
Net cash provided by operating            23,139        5,663
  activities
                                       ----------   ----------

Cash flows from investing activities:
  Purchase of property and equipment     (2,664)      (3,481)
    Purchase of short-term investments  (30,365)          513
                                       ----------   ----------
Net cash used in investing activities   (33,029)      (2,968)
                                       ----------   ----------

Cash flows from financing activities:
   Proceeds from issuance of Common        2,557        2,116
  Stock, net
   Repurchase of Common Stock                ---     (22,303)
                                       ----------   ----------

Net cash provided by (used in)             2,557     (20,187)
  financing activities
                                       ----------   ----------

 Net decrease in cash                     (7,333)     (17,492)

Cash and cash equivalents at              28,923       31,006
  beginning of period
                                       ----------   ----------

Cash and cash equivalents at end of
  period                               $  21,590    $  13,514
                                       ==========   ==========

Supplemental disclosures:
  Cash paid for income taxes           $      54    $   1,889


See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
             Notes to Condensed Consolidated Financial Statements


NOTE 1 - Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial position as of March 31, 1999, the results of its operations for the three and nine month periods ended March 31, 1998 and 1999, and its cash flows for the nine month periods ended March 31, 1998 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1997 and 1998 and for each of the three years in the period ended June 30, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

    The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1998 and March 31, 1998 and 1999 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 26, 1998, March 27, 1998 and March 26, 1999.

NOTE 2 - Inventories (in thousands)
                                           June 30,   March 31,
                                             1998        1999
                                           ---------  -----------
                                                      (unaudited)
  Raw materials                             $  582      $ 1,220
  Work-in-process                              676        1,482
  Finished goods                             2,601        7,289
                                           ---------  -----------
                                           $ 3,859      $ 9,991
                                           =========  ===========

NOTE 3 - Earnings Per Share


                         March 31, 1998                    March 31, 1999
                 ------------------------------- -------------------------------
  Three Month       Net      Shares       Per       Net      Shares        Per
     Period        Income   (Denominator) Share    Income  (Denominator)  Share
     Ended       (Numerator)              Amount (Numerator)              Amount
                 ------------------------------- -------------------------------
                              (in thousands except per share data)
Basic EPS
Net income
(loss) available
to common        $1,841      25,630       $0.07    $2,375     24,030       $0.10
stockholders

Effect of
Dilutive
Securities
Common stock
equivalents      ----         1,877                  ----        598
                 ------------------                 ----------------

Diluted EPS
Net income
(loss)
available to
common
stockholders
and assumed
conversions      $1,841     27,507        $0.07   $2,375      24,628       $0.10
                 ==============================  ===============================

                         March 31, 1998                    March 31, 1999
                 ------------------------------- -------------------------------
   Nine Month       Net      Shares       Per       Net      Shares        Per
     Period        Income   (Denominator) Share    Income  (Denominator)  Share
     Ended       (Numerator)              Amount (Numerator)              Amount
                 ------------------------------- -------------------------------
                              (in thousands except per share data)
Basic EPS
Net income
(loss) available
to common        $8,530      25,467       $0.33    $8,932     24,776       $0.36
stockholders

Effect of
Dilutive
Securities
Common stock
equivalents      ----         1,990                  ----        823
                 ------------------                 ----------------

Diluted EPS
Net income
(loss)
available to
common
stockholders
and assumed
conversions      $8,530     27,457        $0.31   $8,932      25,599       $0.35
                 ==============================  ===============================

      Options to purchase  712,587,  3,601,629,  833,410 and 2,179,583 shares of
Common Stock were outstanding during the three month periods ended March 31, 1998 and 1999 and the nine month periods ended March 31, 1998 and 1999, respectively, but were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the common shares in each period.

NOTE 4 - Changes in Stockholders' Equity

                                           (in thousands)
    Stockholders' equity at June 30, 1998    $ 120,776
    Put warrants                              (10,625)
    Repurchase of stock                       (22,303)
    Issuance of stock                            2,116
    Net income                                   8,932
                                            =============
    Stockholders' equity at March 31, 1999    $ 98,896
                                            =============

      On August 31, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock at market prices not to exceed $14.00 per share and as the market and business conditions warrant. As of March 26, 1999, the Company had repurchased for cash 2.4 million shares at market prices ranging from $6.69 to $10.94 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. On January 26, 1999, the Company dissolved the obligation for 1.0 million put warrants and 0.75 million call options that were to expire on January 29, 1999. As a result, the Company currently has a maximum potential obligation related to the put warrants of $10.65 million. The remaining 1.0 million put warrants and 0.75 million call options expire on September 15, 1999.

NOTE 5 - Comprehensive income

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report in their financial statements comprehensive income which, in addition to net income, includes all changes in equity during a period from non-owner sources including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. For the periods presented the Company's net income was the only material component of comprehensive income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC"), Motorola, Inc. ("Motorola"), Nortel Networks, Inc. ("Nortel"), Paradyne Corporation ("Paradyne"), Teleport Communications Group ("Teleport") and XEL Communications, Inc. ("XEL"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology licensed by the Company from Positron Fiber Systems Corporation ("Positron") and Switched Network Technologies ("SNT"); deregulation of, and legislation regarding the domestic and international telecommunications industry; continued success of competitive local exchange carriers ("CLECs") in taking market share from incumbent carriers in the U.S. business communications services market; availability and market acceptance of the SlimLine, StreamLine and Q-155 products; rapidly changing technologies and the Company's ability to respond thereto; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The actual results that the Company achieves may differ materially from those described in any forward-looking statements due to such risks and uncertainties. The Company has identified using an asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results", which does not include asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may effect the Company's business.

Revenues
                                  Three Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
            Revenues             $27,154,000   (2%)    $26,734,000

                                   Nine Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
            Revenues             $71,055,000    9%     $77,139,000


     Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. The decrease in revenues from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 is primarily the result of lower average sales prices for both platforms and modules. While unit volumes for platforms and modules grew slightly in the quarter ended March 31, 1999, compared with the March 1998 quarter, the average sales prices of both platforms and modules decreased during the quarter ended March 31, 1999 versus the quarter ended March 31, 1998. The decrease in average sales prices is the result of increased pricing competition in the Company's market. Telecommunications carriers are having to compete more on price for local access to small and medium sized businesses and, as a result, the carriers are demanding price reductions from access equipment suppliers. The increase in revenues from the nine month period ended March 31, 1998 to the nine month period ended March 31, 1999 is the result of an increase in unit volumes of platforms and modules sold, partially offset by lower average sales prices for platforms and modules due to the market forces discussed above. The increase in unit volumes from the nine month period ended March 31, 1998 to the nine month period ended March 31, 1999 is primarily the result of an increase in shipments of the Company's products to Teleport, XEL and Nortel. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution." Revenues increased slightly from $25,395,000 in the quarter ended December 31, 1998 to $26,734,000 in the quarter ended March 31, 1999 primarily as a result of increased shipments of the Company's products to Nortel and Other Domestic Customers, mostly offset by lower shipments of the Company's products to ADC and Motorola.

      The following table sets forth, for the periods indicated, the revenues generated from the Company's customers which exceeded 10% of total revenues during the three and nine month periods ended March 31, 1998 and 1999, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues. The category "Other Domestic Customers" is the aggregate of all domestic customers individually representing less than 10% of the Company's revenues for the reported period.


                              Three Months Ended March 31,
                        -----------------------------------------
                           1998       %         1999        %
                        -------------------  --------------------
ADC                     $ 5,716,000    21%   $   (a)         ---
Paradyne                  3,901,000    14%     7,737,000     29%
Alcatel                   3,831,000    14%       (a)         ---
DSC                       2,898,000    11%       (a)         ---
Teleport                    (a)        ---     3,362,000     13%
XEL                         (a)        ---     3,584,000     13%
Nortel                      (a)        ---     4,939,000     18%
Other Domestic
Customers                10,419,000    38%     6,918,000     26%
International Customers     389,000     2%       194,000      1%
                        ===================  ====================
Total Revenues          $27,154,000   100%   $26,734,000    100%
                        ===================  ====================


                              Nine Months Ended March 31,
                        -----------------------------------------
                           1998       %         1999        %
                        -------------------  --------------------
ADC                     $21,171,000    30%   $   (a)         ---
Paradyne                  9,341,000    13%    23,182,000     30%
Motorola, Inc.              (a)        ---     8,164,000     11%
Teleport                    (a)        ---     7,974,000     10%
Other Domestic
Customers                36,409,000    51%    35,709,000     46%
International Customers   4,134,000     6%     2,110,000      3%
                        ===================  ====================
Total Revenues          $71,055,000   100%   $77,139,000    100%
                        ===================  ====================

(a) - Amounts not provided as revenues for the period were less than 10% of the total.

      The Company  sells a  substantial  majority  of its  products to a limited number of customers which generally resell the Company's products to public carriers and end users. Customers individually representing 10% or more of the Company's revenues for the three month periods ended March 31, 1998 and 1999 totaled 60% and 73% of the Company's total revenues, respectively. For the nine month periods ended March 31, 1998 and 1999, revenues from customers individually representing 10% or more of the Company's revenues totaled 43% and 51% of the Company's total revenues, respectively. The change in the percentages from fiscal 1998 to 1999 reflects the growth of the Company's other domestic customers and the increased acceptance of the Company's products. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution," "-Limited Order Backlog" and "-Relationship with Paradyne."

    During the three and nine month periods ended March 31, 1999, direct international revenues accounted for 1% and 3% of the Company's revenues, respectively, compared to 2% and 6% for the three and nine month periods ended March 31, 1998. The decrease in revenues for the three and nine month periods ended March 31, 1999 versus the comparable periods in fiscal 1998 is primarily the result of uncertain economic conditions in Asian and Russian marketplaces, areas where the Company has experienced success in the past, and secondarily the result of a lack of product that has all of the features and meets all of the protocols demanded in international markets. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. While the Company continues its homologation efforts in various countries to meet such standards, international telecommunication industry deregulation has complicated and slowed this process. *Accordingly, the Company does not anticipate that international sales will increase significantly in the near future either in absolute dollars or as a percentage of revenues. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, more volatile economic conditions, risks associated with foreign currency exchange rates, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.



Gross Profit
                                  Three Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
          Gross Profit           $18,045,000   (15%)   $15,425,000
  As a percentage of revenues        66%                  58%

                                   Nine Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
          Gross Profit           $46,450,000    2%     $47,204,000
  As a percentage of revenues        65%                  61%

      Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit decreased from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 primarily as a result of lower product gross margins. Gross profit increased from the nine month period ended March 31, 1998 to the nine month period ended March 31, 1999 primarily as a result of higher unit shipment volumes partially offset by lower product gross margins. The gross margin decreased from 66% and 65% in the quarter and nine month periods ended March 31, 1998 to 58% and 61% in the quarter and nine month periods ended March 31, 1999 primarily as a result of: (1) increased sales of the Company's lower-margin products and (2) lower average sales prices for platforms and modules. *The Company expects its gross margins for the quarter ending June 30, 1999 to decline slightly from the levels experienced in the quarter ended March 31, 1999 due primarily to continuing competitive pressures on prices and to increases in the mix of lower-margin products. *However, achievement of the Company's expectations is subject to a number of risks, including customer mix, the mix of products sold and the Company's ability to realize expected revenue levels.

Research   and   Development   Expenses   (excluding   charge  for   in-process
technologies)
                                  Three Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
    Research and development
            expenses             $3,900,000     28%    $4,986,000
  As a percentage of revenues        14%                  19%

                                   Nine Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
    Research and development
            expenses             $11,108,000    30%    $14,404,000
  As a percentage of revenues        16%                  19%

      Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $1,086,000, or 28%, from the three months ended March 31, 1998 to the comparable period in fiscal 1999 and by $3,296,000, or 30%, from the nine month period ended March 31, 1998 to the comparable period in fiscal 1999. This increase was due to the combination of increased expenses for personnel and equipment associated with the development of the Company's SlimLine, StreamLine and Q-155 products. Research and development expenses as a percentage of the Company's revenues increased in the three and nine month periods ended March 31, 1999 versus the comparable periods ended March 31, 1998 due primarily to the lower than expected revenue growth in each of these comparison periods. *In the quarter ending June 30, 1999, the Company expects that these expenses will increase both in absolute dollars and as a percentage of revenues as compared to the quarter ended March 31, 1999. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels and meet spending expectations.

Charge for In-process Technologies

      The Company expensed, in the quarter ended March 31, 1998, $4.4 million for licensing cell and packet technologies and related development software. This charge is shown separately as "Charge for in-process technologies" in the Condensed Consolidated Statement of Operations in this Form 10-Q. *The licensed technologies are to be used in products that the Company is currently developing. *If the Company is unsuccessful in developing the product, the technologies have no future alternative use. See "Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology."

Selling, General and Administrative Expenses
                                  Three Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
      Selling, general and
    administrative expenses      $7,714,000    (2%)    $7,542,000
  As a percentage of revenues        28%                  28%

                                   Nine Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
      Selling, general and
    administrative expenses      $19,877,000    8%     $21,415,000
  As a percentage of revenues        28%                  28%

      Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses decreased $172,000, or 2%, from the three months ended March 31, 1997 to the comparable period in fiscal 1998 and increased by $1,538,000, or 8%, from the nine month period ended March 31, 1998 to the comparable period in fiscal 1999. The decrease in expenses from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 is primarily the result of lower compensation, trade show and advertising expenses. The increase from the nine month period ended March 31, 1998 to the comparable period in fiscal 1999 was primarily the result of increased staffing and associated expenses, and, to a lesser extent, customer support expenses in the first nine months of fiscal 1999 versus the first nine months of fiscal 1998. There was no change in selling, general and administrative expenses as a percentage of the Company's revenues between the three and nine month comparison periods. *The Company expects that these expenses will remain flat during the fourth quarter of fiscal 1999 as compared to the quarter ended March 31, 1999. *The Company does not expect that these expenses as a percentage of revenues will increase during the next several quarters. *However, these expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels and meet spending expectations.


Interest and Other Income, net
                                  Three Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
 Interest and other income, net   $ 923,000    (5%)    $ 873,000
  As a percentage of revenues        3%                   3%

                                   Nine Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
 Interest and other income, net  $ 2,506,000    11%    $2,793,000
  As a percentage of revenues        4%                   4%

           Interest and other income, net consists of interest income less interest expense, and, to a much lesser extent, foreign currency exchange rate gains and losses. The decrease in interest and other income, net, from the three month period ended March 31, 1998 as compared to the same period in fiscal 1999 was due to lower cash balances as cash was used for the repurchase of common stock. The increase in interest and other income, net, for the nine month period ended March 31, 1999 as compared to the same period ended March 31, 1998 was due to increased interest income from higher cash balances invested in high grade, marketable fixed income securities versus lower yielding bank money market accounts.

Provision (Benefit) for Income Taxes
                                  Three Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
   Provision for income taxes    $1,082,000     29%    $1,395,000
   As a percentage of income         37%                  37%
          before taxes

                                   Nine Months Ended March 31,
                                 --------------------------------
                                    1998     % Change    1999
   Provision for income taxes    $5,010,000     5%     $5,246,000
   As a percentage of income         37%                  37%
          before taxes

           The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective tax rate for the quarter and nine month period ended March 31, 1999 remained at 37%, which was less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio.

Net Income per Share
                                    Three Months Ended March 31,
                                   --------------------------------
                                       1998     % Change   1999
            Net income              $1,841,000    29%    $2,375,000
  Net income per share (diluted)      $0.07       43%      $0.10
 Shares used in computing diluted   27,507,000   (10%)   24,628,000
       net income per share

                                     Nine Months Ended March 31,
                                   --------------------------------
                                       1998     % Change   1999
            Net income              $8,530,000     5%    $8,932,000
  Net income per share (diluted)      $0.31       13%      $0.35
 Shares used in computing diluted   27,457,000    (7%)   25,599,000
       net income per share

      In comparison to the quarter ended March 31, 1998, net income for the March 1999 quarter increased from $1,841,000 to $2,375,000 or 29%. Net income in the nine month period ended March 31, 1999 increased $402,000 or 5% from the nine month period ended March 31, 1998. However, net income in the quarter ended March 31, 1998 was reduced by a $4.4 million pre-tax charge for in-process technologies (see "Charge For In-Process Technologies" above). This charge reduced net income in the three and nine month periods ended March 31, 1998 by $2.8 million or $0.10 per share. Without this charge, diluted earnings per share would have decreased from $0.17 in the March 1998 quarter to $0.10 in the March 1999 quarter and from $0.41 in the nine month period ended March 31, 1998 to $0.35 for the comparable period in fiscal 1999.


Liquidity and Capital Resources

                                  Nine Months Ended March 31,
                                    1998     % Change    1999
Net cash  provided by  operating
activities                       $23,139,000   (76%)   $5,663,000
Period end cash, cash
equivalents and short-term
investments                      $96,256,000   (9%)    $87,976,000
Period end working capital       $100,448,000  (0%)    $100,182,000


      At March 31, 1999, the Company had approximately $88 million of cash, cash equivalents and short-term investments. Net cash totaling $5.7 million was provided by operating activities during the nine months ended March 31, 1999, due primarily to net income of $8.9 million and increases in income taxes payable and accounts payable aggregating $5.3 million, offset partially by increases in inventories and accounts receivable, aggregating $10.1 million.

        Cash used in investing activities during the nine months ended March 31, 1999 consisted primarily of purchases of property and equipment totaling $3.5 million. Financing activities during the nine months ended March 31, 1999 resulted in a net use of cash of $20.2 million. The net use of cash is the result of $22.3 million of cash used in the repurchase of the Company's Common Stock partially offset by cash provided by the issuance of Common Stock in connection with the Company's employee benefit plans.

      As of March 31, 1999, the Company's working capital was approximately $100 million. Except for the potential obligation related to put warrants, as discussed below and in the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 1998 and December 31, 1998, the Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next twelve months.

      On August 31, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock at market prices not to exceed $14.00 per share and as market and business conditions warrant. As of March 26, 1999, the Company had repurchased for cash 2.4 million shares at market prices ranging from $6.69 to $10.94 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. On January 26, 1999, the Company dissolved the obligation for 1.0 million put warrants and 0.75 million call options that were to expire on January 29, 1999. As a result, the Company currently has a maximum potential obligation related to the put warrants of $10.65 million. The remaining 1.0 million put warrants and 0.75 million call options expire on September 15, 1999.


Other Factors That May Affect Future Operating Results

      As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements and associated risks but, for improved readability, does not include asterisks.

      COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition to date has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation and Tellabs, Inc., which offer a broad line of products including access devices for business applications and from newer companies, such as Carriers Access Corporation ("CAC") and Vina Technologies ("VINA"). The Company has experienced and expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's products. As shipments of the Company's SlimLine and StreamLine products increase, it expects to face additional competition from channel bank and CSU/DSU vendors as well as with new startups focusing on the access equipment market. The Q-155 product will likely compete with broadband access products offered or announced by a number of vendors including Fibex which was recently acquired by Cisco Systems. Certain of the telecommunications equipment suppliers which market the Company's products have recently either acquired or expressed an interest in acquiring companies which have products or technologies that either do or may compete with the Company's products. Other telecommunications equipment suppliers that market and distribute the Company's products may in the future develop or acquire products that could be sold for selected applications for which the Company's products are currently provided. Successful development or acquisition of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. In addition, the Company believes that there will be an increase in the intensity of price competition in the markets served by the Company's products. Thus, while unit volumes are expected to increase, the Company believes that the rate of increase of revenues will be lower than the rate of increase in units. While the Company has recently begun selling is StreamLine and SlimLine products, which are more price competitive than its IMACS platform, these new products must compete with an increasing number of low priced integrated access devices ("IADs"). As a result, the Company may find it more difficult to achieve expected levels of revenues and profitability.

      LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time recognized a majority of its revenues from sales booked and shipped in the last month of a quarter, including the quarter ended March 31, 1999. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in some circumstances, create risk of excess or inadequate inventory, which may have an adverse affect on the Company's business and operating results. The Company's agreements with its customers typically allow customers to cancel orders or delay scheduled shipments without penalty until a relatively short period of time before planned shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenues for a quarter or series of quarters. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, the Company believes that its backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

      DEPENDENCE ON KEY PERSONNEL. The Company's success to date has been significantly dependent on the contributions of its senior officers and other key employees. The loss of the services of any one of the Company's senior officers or key employees could have a material adverse effect on the Company's business and operating results. The Company's success also depends to a significant extent on its ability to attract and retain additional highly-skilled technical, managerial and sales and marketing personnel, the competition for whom is intense. In December 1998, Nicholas Williams, the Company's President and CEO suffered exposure to sub-freezing weather. Mr. Williams returned to work on a full-time basis in March 1999.

     INDIRECT CHANNELS OF DISTRIBUTION. Substantial portions of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of thc strategic partners that market and sell the
Company's  products  could elect to cease  marketing  and selling the  Company's products, and there can be no assurance that these strategic partners will continue to place orders with the Company or that the Company will be able to obtain orders from new strategic partners or end users. See "-Relationship with Paradyne." Strategic partners could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "Competition." In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in thc quarters ended September 30 and December 31, 1997, March 31, 1998 and June 30, 1998, shipments of the Company's products to MCI Communications Corporation ("MCI"), through ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for such quarters. Revenues derived from particular carrier projects have been and continue to be difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. For example, the Company's financial results for the first quarter of fiscal 1999 were adversely affected when product shipments for MCI were lower than expected. The Company's business and operating results were also adversely affected in the quarter ended March 31, 1997 as a result of deployment delays by particular carriers. Similar delays may occur in the future and would have a significant impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports or in the capital expenditures of the end user customer, consolidation among carriers and delays in obtaining regulatory approvals for new tariffs. See "-Mergers of the Company's Customers." Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology." In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. There can be no assurance that any future delays would not have an adverse effect.

      MERGERS OF THE COMPANY'S CUSTOMERS. A number of the largest CLECs which use the Company's products have either merged or announced plans to merge with larger carriers over the next several quarters. MCI has merged with WorldCom, Inc. ("WorldCom"), Teleport has merged with AT&T Corporation ("AT&T"), and GTE Network Services ("GTE") has announced an intention to merge with Bell Atlantic Corporation ("Bell Atlantic"). The Company believes that part of the impetus for each of these mergers is to increase the combined carrier's ability to compete for local access markets. In the long term, the Company believes that this should cause capital spending on local access, in which the type of products provided by the Company serve a vital function, to grow. However, over the next several quarters, as these mergers are implemented, it is likely that capital expenditures will be temporarily deferred as the newly combined companies evaluate inventories of undeployed equipment, potential overlaps in network deployment plans, strategies for on-net versus off-net deployments, and assignment of responsibilities for deployments in targeted local markets. This risk of a deferral in expenditures on local access, including expenditures for the Company's products, has already materialized in the case of MCI. The Company anticipates that it also may see a deferral of expenditures for its products by Teleport in connection with its merger and GTE in connection with its anticipated merger. In addition, the Company anticipates that the slowdown in expenditures may persist for multiple quarters following the mergers. In addition, the increased buying power wielded by these merged carriers and by merged equipment suppliers, such as Alcatel and DSC Communications Corp.
("DSC"), is likely to place added competitive price pressure on equipment manufacturers such as Premisys.

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

      RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include cell and packet technologies and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new and cost effective products and enhancements. The Company has licensed certain technology from Positron for inclusion in the Company's Q-155 products, which were announced in June 1997. The Company began field trials for this product in the quarter ending December 31, 1998 and shipped its first Q-155 product in the quarter ended March 31, 1999. Also, in the quarter ended March 31, 1998, the Company licensed cell and packet technologies from SNT. The Company intends to ship products based upon the SNT technology in calendar 1999. However, there can be no assurance that the Company will be able to successfully develop new products or new enhancements to existing products on a timely and cost-effective basis. The Company may also experience delays in connection with its product development efforts, which can impact expected operating results. For example, the Company's shipment of its new SlimLine product had been delayed for several quarters due to hardware and software revisions necessary to make the product more acceptable in the marketplace. In addition, failure to achieve market acceptance of new products could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

      RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of the Company's IMACS product by Paradyne. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities, as defined under the agreement. At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which - Lucent - would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys believes that the higher capacity models of Paradyne's 916x series offer features that are similar to those of the Company's IMACS and StreamLine products. See "-Competition" and "-Rapidly Evolving Technology." In the quarter ended December 31, 1997, the Company entered into an OEM agreement with Lucent for the purchase of the SlimLine and StreamLine products directly from Premisys. Although sales to Paradyne declined 34% from fiscal 1997 to fiscal 1998, shipments to Paradyne represented a significant portion of the Company's revenues in fiscal 1998 and continue to represent a significant portion of the Company's revenues in fiscal 1999. Neither Paradyne nor Lucent is subject to any minimum purchase requirements, and there can be no assurance that they will continue to place orders with the Company. Significant reductions in shipments to Paradyne could have a material adverse effect on the Company's business and operating results.

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

      YEAR 2000 RISKS. The Company has a formal Year 2000 Conformance Project in place that focuses on four key readiness areas: (1) internal infrastructure readiness, addressing internal information systems and non-information technology systems; (2) supplier readiness, addressing the preparedness of our supplier base; (3) product readiness, addressing the Company's product functionality, which includes customer support of the installed base of the Company's products, and (4) customer readiness, addressing the preparedness of our customer base. For each readiness area, a task force is systematically performing a Company-wide risk assessment, conducting testing and remediation, and communicating with employees, suppliers, customers and other third party business partners to raise awareness of the Year 2000 problem. Following are overviews of each readiness area and the Company's progress for becoming ready for the Year 2000.

      Internal infrastructure readiness: An assessment of internal computer software and hardware has been completed with the assistance of a third party. The Company has migrated to an upgraded version of its enterprise-wide accounting and manufacturing system, which is Year 2000 compliant. For other systems, the Company has identified all non-compliant systems, established a project for prioritized system compliance, and is in the process of executing under such compliance project. Other systems are scheduled to be compliant no later than August 1999. In addition to applications and information technology hardware, the Company is testing and developing remediation plans for embedded systems, facilities and other operations.

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


      Customer readiness: The Company sells a substantial portion of its product to large, publicly traded companies who themselves are addressing Year 2000 compliance issues. Premisys has been working directly with these customers, who are also our strategic distribution partners or major distributors, to resolve any issues between them and the Company. The Company has also reviewed their readiness statements as filed in public documents with the Securities and Exchange Commission. Based on these efforts, the Company believes that Year 2000 issues will not materially affect shipment of product to these customers. However, there can be no assurances that unforeseen problems or problems with customers of Premisys' partners or distributors will not occur and have a material impact on the Company's revenues in the future. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 compliance of their own products, the Company's business and operations could be adversely affected. Use of the Company's products in connection with customer products which are not Year 2000 compliant, including non-compliant hardware and software, may result in inaccurate exchange of dates, performance problems or system failure. If the businesses of the Company's significant customers are materially and adversely affected by Year 2000 issues, the Company's business will also be materially and adversely affected to the extent that such customers delay, postpone or cancel orders for the Company's products as they divert resources to fixing their own Year 2000 compliance problems. In addition, the Company believes that the businesses of the Company's strategic partners may be adversely affected to the extent that the Year 2000 compliance concerns of their own end user customers affect the purchasing patterns of such customers in the short-term. Such end user customers may defer purchases of telecommunications equipment generally until early in the next millennium to avoid Year 2000 problems. Any such deferral of purchases could reduce demand for the Company's products by the Company's strategic partners, which could have a material adverse effect on the Company's business, operating results and financial condition.

      General Risk Factors: The Company's Year 2000 project is currently in the remediation phase. The Company believes that its greatest potential risks are associated with its suppliers. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. The Company is at the remediation phase for its operations and infrastructure, and, while the Company cannot foresee any significant problems or issues, it cannot predict whether or not significant problems or issues will be identified in the future. The Company has not yet determined the extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues; however, the Company believes such costs will not exceed $500,000. However, the Company has not yet developed remediation for all problems, developed all contingency plans, or completely implemented or tested any of its remediation plans. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

      RISKS FROM CONVERSION TO SINGLE EUROPEAN CURRENCY. On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, commonly known as the Euro. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Euro. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. Based on the current level of direct international business being conducted by the Company, the Company does not expect that introduction and use of the Euro will materially affect the Company's business. However, if the Company encounters unexpected opportunities and/or difficulties, the Company's business could be adversely affected, including the inability to bill customers and to pay suppliers for transactions denominated in the Euro and the inability to properly record transactions denominated in the Euro in the Company's financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company, in the normal course of business, is subject to the risks associated with foreign currency exchange rates, fluctuations in the market value of its fixed income securities available-for-sale, and changes in interest rates. Please refer to Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Form 10-K for the fiscal year ended June 26, 1998 for a more detailed discussion.

      There has been no significant change in the Company's exposure to foreign currency fluctuations during the quarter ended March 31, 1999 versus the quarters ended June 30, September 30, and December 31, 1998.

      The fair market value of the Company's fixed income securities portfolio at June 30, 1998 and March 31, 1999 was $89 million and $85 million, respectively, with the corresponding unrealized gain included as a component of shareholders' equity. The average weighted duration of the portfolio increased from 0.99 years at June 30, 1998 to 1.28 years at March 31, 1999.

      The following table presents the hypothetical change in the aggregate fair market value of the Company's fixed income securities portfolio at March 31, 1999 which would result if the Federal Funds Rate changed as shown. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS.

                            Decrease in Federal  Increase in Federal
                                Funds Rate            Funds Rate
                           -------------------------------------------
Change in Federal Funds    (150   (100     (50     50    100     150
Rate (BPS)                  BPS)   BPS)     BPS)   BPS   BPS     BPS
----------------------------------------------------------------------
Change in Securities       $1,651 $1,090   $529  ($545)($1,082)($1,610)
Valuation ($000's)

      The Company also has a potential  obligation related to put warrants.  See
Note 4, "Changes in Stockholders' Equity," of "Notes to Condensed Consolidated Financial Statements" in this Form 10-Q.

II.   OTHER INFORMATION

ITEM 5.  Other Information

In March 1999, Claude Dupuis, Vice President, Premisys Communications (Canada) Inc., assumed the role of Senior Vice President, Engineering, replacing Boris Auerbuch who has been acting in this capacity since October 1998. Boris Auerbuch has resumed his role as Senior Vice President and Chief Technical Officer of the Company.


ITEM   6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    Exhibit No.  Description of Exhibit

27.01              Financial Data Schedule (Nine month period ended
                   March 26, 1999)


B.  Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PREMISYS COMMUNICATIONS, INC.


          May 10, 1999                   /S/ Robert W. Dilfer
---------------------------------   --------------------------------
              Date                         Robert W. Dilfer
                                     Vice President and Controller
                                     (Duly Authorized Officer and
                                       Chief Accounting Officer)

                                  Index to Exhibits




Exhibit No.      Description of Exhibit

27.01              Financial Data Schedule (Nine month period ended
                   March 26, 1999)

Exhibit 27.01