Form 10-K
period 1999-06-30
PREMISYS COMMUNICATIONS INC
filed 1999-09-23
CIK 938733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 25, 1999

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1999, was approximately $163,993,000.

      As of August 31, 1999, Registrant had outstanding 24,191,963 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 1998 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

                          PREMISYS COMMUNICATIONS, INC.
                                ANNUAL REPORT ON
                                    FORM 10-K
                        For the Year Ended June 25, 1999

                                TABLE OF CONTENTS
Form 10-K                          Name of Item
 Item No.                                                                   Page

  PART I

Item 1     Business                                                           3
Item 2     Properties                                                         17
Item 3     Legal Proceedings                                                  17
Item 4     Submission of Matters to a Vote of Security Holders                17

 PART II

Item 5     Market for the  Registrant's  Common Equity and Related
           Stockholder Matters                                                18
Item 6     Selected Financial Data                                            19
Item 7     Management's  Discussion and Analysis of Financial Condition and
           Results of Operations                                              21
Item 7A    Quantitative and Qualitative Disclosures About Market Risk         31
Item 8     Financial Statements and Supplementary Data                        32
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               32

 PART III
Item 10    Directors and Executive Officers of the Registrant                 49
Item 11    Executive Compensation                                             49
Item 12    Security Ownership of Certain Beneficial Owners and Management     49
Item 13    Certain Relationships and Related Transactions                     49

 PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K    49
Signatures                                                                    54





                                        -----------

      Premisys(R) is a registered trademark of the Company. This Form 10-K also includes trade names and trademarks of other companies.

                                        PART I

Item 1.  Business

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-K, including: demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC"), AT&T Local Services ("ALS") formerly Teleport Communications Group, Motorola, Inc. ("Motorola"), Paradyne Corporation ("Paradyne") and XEL Communications, Inc. ("XEL"); limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology licensed by the Company from Positron Fiber Systems Corporation ("Positron") and Switched Network Technologies ("SNT"); deregulation of, and legislation regarding the domestic and international telecommunications industry; continued success of competitive local exchange carriers ("CLECs") in taking market share from incumbent carriers in the U.S. business communications services market; market acceptance of the SlimLine, StreamLine and Q-155 products; rapidly changing technologies and the Company's ability to respond to them; the growth of demand for telecommunications services such as wireless, cellular and the Internet; competition; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-K, including under "Revenues" and "Other Factors That May Affect Future Operating Results" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified, using asterisks (*) (italics in the non-EDGAR version of this Form 10-K), various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but these are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results" in Item 7 of this Form 10-K, which does not include asterisks (italics in the non-EDGAR version of this Form 10-K) for improved readability, consists primarily of forward-looking statements and associated risks. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

      Premisys Communications, Inc. (the "Company" or "Premisys") designs, manufactures and markets integrated access products for telecommunications service providers. The Company pioneered the integrated access device ("IAD") equipment market with the introduction of the first of a family of integrated multiple access communications systems ("IMACS") products in December 1991. The IMACS products are designed to enable public carriers to provide their business customers with flexible, cost-effective and reliable access to telecommunications services. The IMACS products provide access to numerous services, including plain old telephone service ("POTS"), Centrex, digital data networks ("DDN"), integrated services digital networks ("ISDN"), frame relay, and asynchronous transfer mode ("ATM") services. The IMACS platform allows carriers to offer a variety of value-added services, switching technologies and transmission technologies to their business customers through a single access device. The IMACS products' modular design and standards-based architecture enable carriers to offer advanced telecommunications services more quickly and cost-effectively than single purpose access equipment and to enhance the manageability of their networks. In fiscal 1998, the Company introduced two new integrated access products, the SlimLine and the StreamLine, which address simpler, single T1 access applications, and, in fiscal 1999, the Company introduced the Q-155 broadband IAD that combines Synchronous Optical Network ("SONET")/Synchronous Digital Hierarchy ("SDH"), time division multiplexing ("TDM") and ATM technologies in a single platform.

      The Company's products are distributed and serviced worldwide primarily through strategic distribution relationships with significant telecommunications equipment vendors. The Company considers its relationships with these telecommunications equipment suppliers to be strategic in that they enable the Company to gain access to public carriers worldwide, to establish the Company's products as essential value added elements of the public carriers' business communications solutions and, in some cases, to incorporate proprietary technology into the IMACS products. The Company's products are typically sold as access components of the suppliers' communications equipment solutions. The Company's strategic distribution relationships, from which the Company has derived most of its revenues to date, include ADC, ALS, Motorola and Paradyne. To a lesser degree the Company also sells its products directly to carriers and end user customers and through value-added reseller relationships.

     Premisys Communications, Inc. was incorporated in California in July 1990, and Premisys Communications Pte. Ltd. was incorporated in August 1990 under the laws of Singapore to be its parent. Premisys Communications Holdings, Inc. was incorporated in California in January 1992 to serve as a holding company for both Premisys Communications Pte. Ltd. and Premisys Communications, Inc. This reorganization was completed in March 1992. Premisys Communications, Inc., a Delaware corporation, was incorporated in October 1994 to be the Delaware successor corporation to the California corporations Premisys Communications Holdings, Inc. and Premisys Communications, Inc. The Delaware reincorporation was effected in March 1995. As a result of the reincorporation, Premisys Communications Holdings, Inc. and Premisys Communications, Inc., a California corporation, merged with and into Premisys Communications, Inc., a Delaware corporation, and Premisys Communications Pte. Ltd. and Premisys Communications Limited, a United Kingdom corporation incorporated in May 1994, became wholly-owned subsidiaries of the Delaware corporation. The Company also has a wholly owned Canadian subsidiary formed in July 1997. The Company's principal executive offices are located at 48664 Milmont Drive, Fremont, California 94538, and its telephone number is (510) 353-7600.

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

Deregulation and Resulting Competition. Deregulation and competition are accelerating throughout the worldwide telecommunications industry. In 1984, the United States government deregulated the domestic telecommunications industry and forced AT&T Corporation ("AT&T") to divest its monopoly and create the seven regional bell operating companies ("RBOCs"). Since that time, continuing domestic deregulation, including the Telecommunications Reform Act of 1996, has led to fierce competition for the provision of both long distance and local telecommunications services. In the long distance market, MCI WorldCom, Inc. ("MCI WorldCom"), U.S. Sprint Communications Company ("Sprint") and others have emerged as competitors to AT&T. In regional and local markets, the incumbent local exchange carriers ("ILECs") are facing stiff and intensifying competition from a variety of competitive access providers and CLECs, such as MCI WorldCom and ALS, formerly Teleport Communications Group Inc. ("Teleport"). Over the last several years, many new CLECs have been formed, have raised substantial capital to build new networks and have focused on servicing commercial customers. The international market is also opening up as a result of deregulation, privatization and the presence of new wireline and wireless Alternative Carriers ( the international equivalent of CLECs). The intense competition resulting from the deregulation of these markets requires carriers to differentiate themselves by offering enhanced value-added services based on new and emerging technologies.

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

 Drive for New Technologies and Services. The changing communications patterns of business users and the fierce competition among carriers have fueled a drive for technologies that allow carriers to provide additional value-added services and to effectively deliver a growing portion of communications services based on packet-switched networks. Carriers are under pressure to invest aggressively in new technologies that can deliver services quickly, reliably and cost-effectively. Having invested in new switching and transmission technologies, many carriers have initiated aggressive programs focused on expanding their access infrastructure to broadly deliver new services efficiently. In addition, carriers are offering a range of services (e.g., Internet access, ISDN, LAN interconnection, video conferencing) on a bundled basis to their business subscribers, and integrated access devices facilitate these offerings. Bundled services give business subscribers turnkey solutions that free them from the burden of managing their own private networks, and they often provide higher margins to carriers than other services.

 The Shift from Private to Public Networks. During the 1980s, most large corporations established and maintained their own private networks to transmit voice and data because the data transmission services offered by public carriers were limited and expensive. To build these private networks, corporations leased transmission lines from the public carriers at fixed monthly rates and purchased vendor-specific networking equipment. However, these corporations are now increasingly favoring public carrier services as traditional and emerging carriers have improved the price, performance and range of services they offer. Corporations are also seeking to shift to the carriers the costs and burdens of maintaining the network infrastructure and the risks of investing in new technologies in the absence of a single technological standard.

Access to Telecommunications Services

In response to the industry trends described above, new and emerging public carriers are aggressively investing in switching and transmission technologies to construct new and to upgrade existing telecommunications networks. Telecommunications equipment suppliers are offering more sophisticated central office switching equipment that enables carriers to provide new, value-added services. In addition, carriers are upgrading to fiber optic networks to provide additional bandwidth to their customers. Traditionally, customer access to data and voice services had been provided by multiple single purpose access devices. This solution was adequate until recently because only a limited number of services were offered. However, with the proliferation of new switching and transmission technologies and services, the traditional approach for accessing carrier services via separate devices resulted in a very complex access solution that was expensive, consumed valuable space and was difficult to manage and maintain.

      The diagram below illustrates the complexity of having numerous dedicated discrete access devices.

         [Diagram of Inegrated Access Solution-OBJECT OMITTED]

      The need has developed for a new generation of access equipment that enabled carriers to provide their business customers with flexible, cost-effective and reliable access to the increasing number of available public carrier services without requiring a different access device on the customer's premises for each technology or type of service. Accordingly, public carriers are looking for access devices that:

      o Integrate circuit, packet and cell switching technologies and support wireless, fiber optic cable, coaxial cable and copper wire transmission technologies;

      o Accommodate a variety of different business communications equipment types (such as PBXs, LAN routers, automatic call distribution devices and modems) at end-user locations;

      o Operate within the carrier's existing network management system for operations, administration, maintenance and provisioning;

      o Have the flexibility and open architecture to accommodate both the requirements of existing installed equipment and the technology developments of the future; and

      o Are reliable, easy to maintain and can be configured and serviced remotely.

Such devices would facilitate faster connections to new services as they are offered and reduce the carriers' costs of providing these services.

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

                     [picture of integrated access solution]

      The Company's IADs are designed to serve as a single connection point between a broad variety of carrier services, such as ISDN, frame relay and ATM, as well as various business communications equipment types, such as PBXs and LAN routers. The Company designs its products with high levels of system redundancy, ease-of-maintenance and hardware safety to conform to established reliability and maintenance standards, practices and processes. Premisys has four distinct IADs covering a wide range of needs and applications. The Company's flagship product was the IMACS. The architecture of the IMACS product line is designed to permit integrated access to a wide variety of voice and data services, independent of the carriers' switching or transmission technologies. The modular, software-based design of the IMACS product allows carriers to upgrade easily to new communications services as they become available. The IMACS product can be managed remotely and have remote testing, monitoring and diagnostic features that allow carriers to minimize expensive on-site testing and trouble shooting. In addition, the Company's IMACS products provide access to network management information, such as line performance, traffic volume, configuration and alarm data, to the carriers' existing network management systems. The IMACS product is based on open industry standards for multi-vendor interoperability and enables carriers to deliver a comprehensive set of services without building proprietary overlay networks or management systems.

      In fiscal 1998, Premisys, in response to a growing demand for smaller, lower-cost IADs, introduced two new IADs with more limited feature sets, the StreamLine and the SlimLine. The StreamLine product is a scaled down version of the IMACS product. It is an IAD designed for deployment of multiple services at small business locations. Using a single T1/E1 access line, the StreamLine product has expansion slots for up to 4 IMACS compatible voice, data, ISDN or frame relay cards. Because of its compatibility with the IMACS product, the StreamLine minimizes the cost of carrying spare modules, reduces training costs and provides a migration path to the larger IMACS system.

      The SlimLine product, the smallest of Premisys' IADs and designed for low-cost applications, accommodates a single T1 access line and is offered in two fixed configurations for rapid deployment of voice and data services. It comes in either 12 or 24 port voice and 2 port data configurations. The SlimLine, a plug-and-play product, has a sleek, low-profile chassis designed to minimize space requirements.

      In fiscal 1999, the Company shipped its first Q-155 product. The Q-155 accommodates 72 T1/E1 access lines and is designed to deliver a variety of narrowband and broadband services to customers.

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

      o Ability to Offer Services Rapidly. The scaleable, upgradeable design of the Company's IAD products enables carriers to add revenue generating services such as ISDN, frame relay and ATM, more quickly, cost-effectively and targeted to only those areas with demand.

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

Focus on Public Carrier Access Market

      The Company's IAD products were designed in anticipation of a shift from private to public networks. The Company believes that its IAD products were the first standards-based integrated access devices specifically targeted to the public carriers. The Company's IAD products are designed to deliver voice, data and video applications regardless of whether the carrier uses circuit, packet or cell switching technologies and whether the carrier network uses copper wire, fiber optic cable, coaxial cable or wireless transmission. In recent years, carriers have focused on upgrading existing or building new networks by investing in switching and transmission technologies. The remaining links needed by the carriers in order to offer these new services are access devices, and the Company believes that a single integrated access device offers carriers the most cost-effective access solution. Carriers that deployed the Company's IAD products into their networks during fiscal 1999 included:

    Domestic Wireline Carriers             International Carriers
    --------------------------             ----------------------
    AT&T                                   AT&T Network Services International
    AT&T Local Services                    Comcore (Russia)
    Alltel Mobile Communications           DACOM (Korea)
    Cablevision Systems Corporation        Macomnet (Russia)
    MCI/WorldCom                           Metrocom (Russia)
    MediaOne                               Saudi Telecommunications Company
    Southwestern Bell Telephone Company    Telmex (Mexico)
                                           Telmos (Russia)


    Domestic Wireless Carriers
    AT&T
    Airtouch Communications
    Bell Atlantic Nynex Mobile
    GTE Mobilnet Service Corporation
    Sprint Spectrum



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

Market Premisys Access Solutions Directly to CLECs

      The recent, rapid growth of CLECs has stimulated demand for IADs. In addition to supporting the efforts of its strategic distribution partners in servicing their CLEC customers, the Company's sales force also calls directly on CLECs. This direct coverage of CLECs ensures that these carriers are aware of the advantages of Premisys' access solutions and provides input to Premisys for defining new products and features. Purchases of Premisys products by CLECs are made through both strategic distribution partners and direct contact with the Company.

International Markets

      A major portion of the telecommunications equipment market is outside of the United States. Although most of the Company's current revenues represent shipments to domestic telecommunications equipment suppliers, all of these companies market and distribute the Company's products worldwide. *Premisys intends to increase and diversify its sales in international markets. To achieve this goal, Premisys is in the process of ensuring that its IAD products meet international standards and is pursuing international strategic relationships. Premisys currently has international sales offices in Singapore, Hong Kong, China, Mexico and the United Kingdom.

Customers and Applications

Customers

      A substantial majority of the Company's sales are to suppliers of telecommunications equipment with whom the Company has strategic relationships. These telecommunications equipment suppliers generally resell the Company's products to public carriers and end users. The Company also sells products to value-added resellers ("VARs"), distributors and systems integrators, and, to a much lesser degree, directly to carriers and end users. Certain of the Company's customers in fiscal 1999 are listed by channel in the table below.

        Strategic Relationships
      ADC                                     Paradyne
      Alcatel U.S.A., Inc. (1)                Pulsecom
      Ericsson Telecom S.A. de C.V.           Tadiran Microwave Networks
      Lucent                                  UTStarcom
      Motorola                                XEL Communications
      Northern Telecom


(1) - Alcatel U.S.A., Inc. ("Alcatel") is the combination of Alcatel Network Systems, Inc. and DSC Communications Corp, ("DSC"), with whom the Company has had a strategic relationship. Alcatel completed the acquisition of DSC in September 1998.

       Value-Added Resellers, Distributors and System Integrators

      Datacraft Asia                          PSI Technologies Corporation
      Harris Corporation/Farinon Division     Schmidt Telecom
      InComA Ltd.                             SRT Associates
      Integrated Telecommunication            Telos Engineering Limited
      Technology Sdn. Bhd.
      Interlink Communication Systems         Telsource Corporation
      Metro-Link Services Co. Ltd.            Trends and Technologies
      MSN Communications                      Walker & Associates
      N.E.T. Federal


        Direct

      AT&T Local Services                     Nexcom S.A.de C.V.
      Cox Communications                      Ovation
      Powertel, Inc.                          Southwestern Bell Telephone
                                              Company
      MediaOne                                MCI/WorldCom
      Motorola Paging


      Paradyne was the Company's first strategic partner and was its largest customer in fiscal 1999. Paradyne markets the Company's products, under its label, AccuLink Access Controller (AAC), primarily to Lucent and AT&T. In fiscal 1997, 1998 and 1999, Paradyne accounted for 30%, 15% and 29% of the Company's revenues, respectively. The Company's agreement with Paradyne gives Paradyne exclusive distribution rights to AT&T entities. See "-Results of Operations -
Revenues" and "Other Factors That May Affect Future Operating Results - Relationship with Paradyne" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

      AT&T Local Services was the Company's second largest customer in fiscal 1999. It accounted for less than 5% of the Company's revenues during fiscal 1997 and 1998, but accounted for 13% of the Company's revenues during fiscal 1999. Motorola accounted for 15%, 11% and 12% of the Company's revenues during fiscal 1997, 1998 and 1999, respectively. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution."

The Premisys Product Lines

     Premisys Communications, Inc. offers a full family of integrated access devices: the IMACS, StreamLine, SlimLine and Q-155 products. The IMACS is the Company's flagship product and has the broadest range of services among the Company's IAD product family. The Company began shipping the IMACS in 1992, and it has represented a substantial majority of the Company's revenues through fiscal 1999. The StreamLine has a similar modular architecture as the IMACS and supports all IMACS user cards in a smaller chassis with a single T1/E1 design. Shipments of the StreamLine began in March 1998. The SlimLine is a single T1 voice and data IAD, offering a very small footprint and low price. It is a product that is easy to provision and is ideal for the small or remote office environment. Shipments of the SlimLine began in June 1998. In June 1998 the Company announced the Q-155 product, which is a multiple T1/E1 product that manages narrowband access devices, delivers broadband services, and acts as a gateway to both time division multiplexing ("TDM") and cell-based carrier networks. Shipments of the Q-155 began in March 1999. The tables below compare the capabilities and prices of these four product lines.

      NARROWBAND PRODUCTS

              [picture of SlimLine] [picture of StreamLine][picture of IMACS]

                   SlimLine             StreamLine              IMACS
Network                                                       1-8 T1/E1s TDM,
Connections       Single T1             Single T1/E1          Frame Relay, DS3
                                                              ATM
--------------------------------------------------------------------------------
User           o 12 or 24 voice      o User cards:         o Server cards:
Connections      ports                 ISDN, FXS, FXO,       Frame Relay,
               o 2 data ports          FRAD, Data, IP        PRI, ATM, ADPCM
                                                           o User Cards:
                                                             ISDN, FXS, FXO,
                                                             Frame Relay, IP
--------------------------------------------------------------------------------
Management     o Plug & play,        o Remotely via        o Remotely via
                 front panel           EMS & Telnet          EMS & Telnet
                 configuration                             o Full range of
                                                             SNMP MIBs
--------------------------------------------------------------------------------
Other          o TR-08               o TR-08               o Server Cards
Functions                            o Drop & insert         for Advanced
                                     o Voice                 functions
                                       compression         o  0/1
                                     o Modular design         cross-connect
                                                           o  Redundancy
                                                           o  TR-08
                                                           o  Modular design
--------------------------------------------------------------------------------
List Price Range  $3,500 - $5,000       $7,000 - $12,000      $10,000 - $40,000

BROADBAND PRODUCTS

                         [picture of Q-155]

                               Q-155
Network                   72 T1/E1s  TDM
Connections               DS3/E3, OC3/STM 1
                          SONET/SDH
---------------------------------------------
User                   o     HDSL
Connections            o     T1/E1 & DS3/E3
                       o     OC3C/STM 1
---------------------------------------------
Management             o     Remotely via
                             online
                       o     TL1
---------------------------------------------
Key                    o     3/1/0 Cross
Functions                    Connect
                       o     ATM Switch
                       o     GR-303/V5.2
---------------------------------------------
List Price Range          $50,000 - $100,000
---------------------------------------------


IMACS Products

      The IMACS product is a modular, software-based platform that can be configured for delivering a wide variety of communications services. The product is designed for mission-critical applications and supports full redundancy for CPU, wide area network ("WAN") interfaces, power supplies and ringing generators. The components of the IMACS system architecture are the WAN modules, user modules, server modules and common equipment modules. The WAN modules provide the connections to the carrier network. The user modules connect user voice, data and video systems to the IMACS. The server modules process information flowing between user and WAN modules, performing tasks such as voice compression, ATM adaptation and inverse multiplexing. The common equipment modules contain the central processor and provide power and interface functions. Two versions of the IMACS with three unique chassis designs are available: the 3.x Host series, which does not have server modules and supports an intelligent channel bank application and the 5.x Host series, which offers the full functionality of an IAD. The chassis designs are the IMACS/600 and IMACS/900 which are front-access devices, and the IMACS/800 that can be accessed from the front and back. This allows the IMACS to work in any carrier environment. Environmentally hardened units are also available, including units designed for desert installation.

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

StreamLine

      The StreamLine product, like the IMACS, has a modular design and is software-based. It supports all of the User cards supported by the IMACS, but none of the Server cards, and accommodates one T1/E1 connection instead of IMACS' eight. It is also manageable via the same element management system ("EMS") that supports the IMACS. However, it only has half the footprint of the IMACS, thus making it ideal for space constrained collocation space and telco closets, and its fewer modules and lower selling price offers carriers an inventory control and cost benefit.

      As with all Premisys products, StreamLine is standards based including the Bellcore Standard TR-08 protocol. The single T1/E1 design positions it for the small and medium business market that carriers are targeting, without losing the scalability offered by the IMACS.

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

      TR-08 support comes standard with either the 12 or 24 port voice configurations, supports FXS, loop and ground start, caller ID and an integral channel servicing unit ("CSU").

      *A managed version of the SlimLine was introduced in June 1999 and is expected to begin shipping in the December quarter of fiscal 2000.

Q-155 Product Line

      The Q-155 brings the benefits of IADs to broadband networks. This product is designed to increase the utilization of higher bandwidth services such as SONET or SDH fiber optic rings and to accept legacy TDM or advanced packet traffic and route it to the appropriate central office or data switch, again in any protocol required (SONET, SDH, ATM, TDM).

      The Q-155 enables carriers to deliver a variety of broadband and narrowband services to their business customers with higher utilization of their transmission networks and reduced requirements for ports on their central office cross-connects and switches. The Q-155 has been developed utilizing technologies licensed from Positron in January 1997, and from technologies licensed from SNT in March 1998. First shipments of the Q-155 occurred in the quarter ended March 31, 1999.

      The Q-155 is designed to complement the IMACS, StreamLine and SlimLine products as the Q-155 can integrate these devices into a total network solution. *With the addition of the Q-155 product line, Premisys products are expected to provide a full access product line, offering multiple price points from a single T1 to SONET/SDH speeds and are expected to enable Premisys to offer a complete solution to network access. For a discussion of certain risks related to these new products, see "Other Factors that May Affect Future Operating Results - Rapidly Evolving Technology" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Network Management

      The IMACS and  StreamLine  products  offer a number of network  management options that are based on open industry standards in order to provide easy integration with generic network management systems and interfaces, such as the Simplified Network Management Protocol ("SNMP"). They can be managed locally through an attached terminal or remotely through an integral modem. Network management messaging is supported locally through TCP/IP protocol standards, including support for Serial Line Interface Protocol ("SLIP"), and remotely through the virtual terminal TELNET protocol. Network management messaging can be sent across the network via a carrier's standards-based network infrastructure. The Q-155 can be managed remotely either online or via TL1 (command line interface).

      The Company has also developed application software for the IMACS and StreamLine products called EMS and the new OnLine EMS. EMS' features include fault management and statistics, remote testing and diagnostics, surveillance management, performance monitoring, software-download, inventory reporting and configuration management. These features reduce the carrier's cost of providing multiple services to its business customers by allowing remote management and control.

Marketing, Sales and Distribution

      The primary market for the Company's products is public telecommunications carriers, including major domestic carriers providing long distance and local service, competitive access providers, competitive local exchange carriers, wireless service providers, enhanced service providers and international carriers. The focus of the Company's sales strategy is to form and to support strategic relationships with telecommunications equipment suppliers, systems integrators and international distributors (collectively "Partners"). The Company also has relationships with distributors and sells its products directly to end users on a limited basis. The Company currently has sales staff in several locations across the United States and also maintains international sales offices in Singapore, Hong Kong, China, Mexico and the United Kingdom. The offices in Singapore, China and Hong Kong serve the Asia/Pacific region, the office in the United Kingdom serves Europe, the Middle East and Africa and the office in Mexico serves the Latin American region. The Company's sales staff supports the sales organizations of the telecommunications equipment suppliers that distribute and market its products. In addition, the Company's sales staff provides field system training, develops new strategic relationships and, where appropriate, sells directly to carriers and end users.

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

      The Company's agreements with partners generally grant non-exclusive licenses to distribute and, based on volume, provide for certain discounts on the purchase prices of the Company's products. *Any partner that markets and sells the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these partners will continue to place orders with the Company or that the Company will be able to obtain orders from new customers or end users. *The loss of any one or more of the Company's strategic partners would have a material adverse effect on the Company's business and operating results. The Company derived approximately 77%, 80% and 81 % of its revenues from its partners in fiscal 1997, 1998 and 1999, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Revenues" and "- Other Factors That May Affect Future Operating Results Relationship with Paradyne."

 Distributors

      The Company also uses a select number of VARs, system integrators and distributors to market and sell its products. These customers generally sell the Company's products to smaller carriers and corporations accessing public networks as well as to service international markets where the VAR or distributor is located. The Company derived approximately 19%, 11% and 7% of its revenues from value added resellers and non-strategic distributors in fiscal 1997, 1998 and 1999, respectively.

 Direct Sales

      Direct sales by the Company to carriers and end users to date has represented a minor part of the Company's business. Generally, the Company sells directly only to carriers that have their own established support and service infrastructures and to end users within market segments where the Company's strategic telecommunications equipment suppliers, distributors and VARs cannot cost-effectively market and sell the Company's products. The Company derived approximately 4%, 9% and 12% of its revenues from direct sales in fiscal 1997, 1998 and 1999, respectively. *The Company intends to focus on and increase the proportion of its revenues that are derived directly from CLECs and Alternative Carriers. *The Company believes that large telecommunications equipment providers do not aggressively target these new and generally small carriers. *Moreover, the Company believes that its products are ideally suited to these new carriers because they offer bundled services, a range of technologies, protection of legacy investment and low cost implementation. *The Company intends to augment its technical support, training, collateral development and marketing to actively develop its direct sales capabilities. *However, there can be no assurance that such efforts will be successful. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Competition."


Customer Support

      The partners that sell the Company's products directly to the end user provide the first level of customer support for the Company's products. The Company's personnel provide backup support and training. When a partner is not able to provide solutions to product problems, service personnel contact the Company's customer support group, which has hardware and software products configured to simulate networking problems. In some cases, the Company's customer support representatives dial into the end user network to assist directly in troubleshooting and problem isolation. Customer support representatives are available by telephone 24 hours a day, 7 days a week. The Company also provides on-site service when requested.

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

      The Company's principal competition to date for its IMACS products has been from major telecommunications equipment suppliers, such as Newbridge Networks Corporation ("Newbridge"), Tellabs, Inc. ("Tellabs") and World Access, Inc. ("World Access"), all of which offer broad lines of products including access devices for business applications. *The Company expects substantial additional competition from existing competitors as they develop products to compete with the functionality and flexibility of the Company's IMACS products. Premisys' SlimLine and StreamLine products have faced significant competition from Carrier Access Corporation ("CAC"), and to a lesser extent from Vina Technologies ("Vina"), Adtran, Inc. ("Adtran") and existing telecommunications equipment manufacturers selling channel bank and CSU/DSU (data servicing unit) products. In addition, the Company faces competition from companies who provide substitute, as opposed to direct replacement, solutions for the Company's IMACS, SlimLIne and StreamLine products. The primary competitors supplying substitute products include Advanced Fibre Communications ("AFC"), Alcatel, Lucent, Nortel and Reltec Corporation ("Reltec"). The Q-155 product competes with broadband access products offered or announced by a number of vendors including Fibex, which was recently acquired by Cisco, Accelerated Networks, Inc., Atmosphere Networks, Inc., other telecommunications equipment manufacturers selling multiplexer products and digital loop carriers ("DLCs") with the Bellcore Standard GR-303 protocol and other competitors, such as Pairgain Technologies, Inc. ("Pairgain") and Paradyne, that provide bundled voice and data services and solutions for better utilization of bandwidth. *Certain of the telecommunications equipment suppliers that market and distribute the Company's products may in the future develop other products that could be sold for selected applications for which the Company's products are currently provided. *Successful, timely development and market acceptance of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. *To the extent that current or potential competitors can expand their current offerings to include access to circuit, packet and cell switching in an integrated product, the Company's business and operating results could be materially adversely affected. Many of the Company's competitors have technical, financial, manufacturing and marketing resources significantly greater than those of the Company. In addition, many of such competitors have long-established relationships with public carriers. *There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

Manufacturing and Suppliers

      The Company's manufacturing operations consist primarily of materials planning and procurement, module testing and quality control. The Company relies on contract manufacturers, primarily in the United States. The Company's reliance on third-party subcontractors reduces the Company's flexibility and responsiveness to changes. For example, contract manufacturers are not as quick as internal manufacturing organizations to react to new products or changes in product designs or product quantities. Use of contract manufacturers can expose Premisys to supply interruptions due to production, quality or financial problems of its contractors. *This loss of flexibility or supply interruption can result in shipment delays, which could have a material adverse effect on the Company's business and operating results. The Company believes, however, that by using a limited number of third-party subcontractors, it is in a better position to reduce product costs, acquire additional capacity and reduce its capital investment. All testing of the Company's products is performed by the Company at its Fremont, California facility. Products are rigorously tested using automated test equipment prior to shipment to customers. All printed circuit board assemblies are tested individually. To date, the Company has experienced no significant adverse affects on flexibility or responsiveness to changes due to the Company's use of third-party subcontractors.

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

Research and Development

      During fiscal 1997, 1998 and 1999, total research and development expenditures were $10.5 million, $16.2 million and $19.8 million, respectively. All research and development expenditures are expensed as incurred. In addition, in fiscal 1997 and 1998 the Company incurred charges of $4.0 million and $4.4 million, respectively, for licenses to certain SONET and SDH based technologies and cell and packet technologies, respectively. See "Results of Operations - Acquired In-Process Technology" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K.

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

       In  fiscal  1997,   1998  and  1999,  the  Company's   research  and
development activities focused on the development and release of the SlimLine, StreamLine and Q-155. The SlimLine and StreamLine were released in the quarters ended March 31 and June 30, 1998, respectively. The Q-155 was first shipped in the quarter ended March 31, 1999. Premisys licensed SONET/SDH technology from Positron in the quarter ended March 31, 1997 and licensed cell and packet switching technologies from SNT in the quarter ended March 31, 1998. The Company has integrated the technology licensed from Positron, and is continuing to integrate the technology licensed from SNT, into the Q-155.

      *Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. *Such errors have occurred in the past year, and there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. *The occurrence of such errors have in the past resulted (including during fiscal 1997, 1998 and 1999), and could in the future, result in the loss or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's quarterly operating results and its market opportunities. *As the functionality and complexity of the Company's products continue to grow, the Company may experience an increased incidence of such errors or failures, as well as delays in introducing its products.

      As of June 30, 1999, 122 employees were engaged in research and development programs, including hardware and software development, test and engineering support personnel. The Company believes that recruiting and retaining engineering personnel is essential to its success. *To the extent that the Company is not successful in attracting and retaining its technical staff, its business and operating results would be adversely affected. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Dependence on Key Personnel."

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

Employees

      At June 30, 1999, Premisys employed 332 individuals on a full-time equivalent basis. Of these, 100 were involved in sales, marketing and customer support, 122 in research and development, 79 in manufacturing, and the remaining 31 in administration and finance. The Company also uses contractors and temporary workers. The Company considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. *The Company's future success will depend on its ability to attract, motivate and retain highly skilled employees, the competition for whom is intense. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors That May Affect Future Operating Results - Dependence on Key Personnel."

Item 2.  Properties

      The Company's principal offices are located in two facilities, totaling 118,281 square feet, leased by the Company in Fremont, California. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through December 31, 2005. In addition, the Company leases a facility, totaling 29,840 square feet, in Fremont, California that it subleases under a three year sublease that commenced in April 1999. The Company also leases facilities in Florida, Colorado, Texas, Canada, Singapore, Hong Kong, the United Kingdom and China. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through December 31, 2005. Approximately 60% of the space in the Fremont, California facilities is used or reserved for manufacturing, product development and testing; the balance of the space is used or reserved for sales, marketing and other general administrative activities. See Note 9 of Notes to Consolidated Financial Statements. The Company believes that its present facilities are well maintained and are in good operating condition.

Item 3.  Legal Proceedings

      The Company is not involved in any material legal proceeding.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


Price Range of Common Stock

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PRMS." The Company's Common Stock commenced trading on the Nasdaq National Market on April 6, 1995. The following table lists the high and low closing prices during fiscal 1998 and fiscal 1999.



                                                     High         Low

    Fiscal  1998:
             First Quarter                           $ 25 1/4     $ 15
             Second Quarter                          $ 33 1/4     $ 20 3/8
             Third Quarter                           $ 29 3/4     $ 18 13/16
             Fourth Quarter                          $ 32 1/4     $ 22 1/2


    Fiscal  1999:
             First Quarter                           $ 25 7/8     $  8
             Second Quarter                          $ 15 3/8     $  5 5/8
             Third Quarter                           $ 12 1/8     $  6 1/4
             Fourth Quarter                          $ 10 1/2     $  6 31/32


      There were approximately 224 holders of record of the Company's Common Stock as of September 3, 1999.

Dividend Policy

      The Company has not paid any cash dividends on its capital stock to date. *The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Issuance of Put Warrants

      On August 31, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 4.0 million shares of its Common Stock at market prices not to exceed $14.00 per share and as market and business conditions warrant. The primary purpose of this repurchase program was to increase stockholder value.

      In connection  with this  program,  on September 17, 1998 the Company sold
2.0 million put warrants to, and purchased 1.5 million call options from an independent third party. The Company used the proceeds from the sale of the put warrants to purchase call options in a transaction not requiring any cash outlay at the time. The put warrants entitled the independent party to sell shares of the Company's common stock to the Company at specified strike prices and exercise dates. Each of the warrants was exempt from registration under section 4 (2) of the Securities Act of 1933, as amended. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor. No public offering or public solicitation was used by the Company in the placement of these warrants.

      On January 26, 1999, the Company paid $762,000 to dissolve the obligation for 1.0 million put warrants and 0.75 million call options that were to expire on January 29, 1999. On September 10, 1999, the Company paid $3.7 million to dissolve the remaining 1.0 million put warrants and 0.75 million call options which were to expire on September 15, 1999. The expenses associated with the dissolution of these put warrants are reflected as a component of cash for the quarter ended March 31, 1999 and will be reflected in the same manner in the quarter ended September 30, 1999.

Item 6.  Selected Financial Data

                                           Year Ended June 30, (1)
                              --------------------------------------------------
                                1995      1996      1997      1998       1999
                              ---------  --------  --------  --------  ---------
                                    (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues                      $30,888   $73,912   $78,358   $102,298   $ 92,423
Income from operations          4,784    24,577    15,213     18,371      7,635
Net income                    $ 3,967   $16,788   $10,891   $ 13,715   $  7,621
                             =========  ========  ========  ========   =========

Net income per share - Basic  $  0.60   $  0.70   $  0.44   $  0.54    $  0.31
                             =========  ========  ========  =========  =========
Net income per share-Diluted  $  0.18   $  0.64   $  0.41   $  0.50    $  0.30
                             =========  ========  ========= =========  =========
Shares used in computing net income
per share
   Basic                        6,622    23,876    24,722    25,569     24,600
                             =========  ========  ========  ========  =========
   Diluted                     22,246    26,389    26,498    27,495     25,384
                             =========  ========  ========  ========  =========

                                            As of June 30, (1)
                            --------------------------------------------------
                             1995      1996       1997      1998       1999
                            --------  --------   --------  --------   --------
                                             (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
short-term investments      $42,963   $60,861    $73,224   $105,981   $ 84,434
Working capital              45,520    74,853     90,263    112,079    100,593
Total assets                 52,621    87,522    107,101    138,757    126,624
Long-term debt                  109        91          9       ---        ---
Total stockholder's equity  $47,007   $77,580    $96,817   $120,776   $ 99,205

Quarterly Financial Data

      The following table sets forth certain unaudited quarterly financial data for each quarter of fiscal 1998 and 1999. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. *The operating results for any quarter are not necessarily indicative of results for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Fluctuations."


                                              Quarter Ended
                   ---------------------------------------------------------------------
                           Fiscal 1998 (1)                     Fiscal 1999 (1)
                   ---------------------------------   ---------------------------------
                   Sept 30   Dec 31   Mar 31,  June 30, Sept 30  Dec 31,  Mar 31,  June 30,
                     1997     1997      1998     1998     1998     1998     1999     1999
                   -------  -------  --------  -------  -------  -------  -------  -------
                                   (in thousands, except per share date)

Revenues           $19,285  $24,616  $27,154   $31,243  $25,011  $25,394  $26,734  $15,284
Gross Profit        12,067   16,338   18,045    20,262   16,623   15,156   15,425    8,559
Income (loss)        3,536    5,498    2,000(2)  7,337    5,382    3,106    2,897   (3,750)
from operations

Net income (loss)  $ 2,677  $ 4,012  $ 1,841(2)$ 5,185  $ 4,013  $ 2,544  $ 2,375  $(1,311)
                   =======  =======  ========  ======= ========  =======  =======  =======

Net income per     $ 0.11   $ 0.16    $ 0.07   $ 0.20  $ 0.15   $ 0.10   $ 0.10   $(0.05)
share-Basic
                   =======  =======  ========  ======= =======  =======  =======  =======
Net income per     $ 0.10   $ 0.15    $ 0.07   $ 0.19  $ 0.15   $ 0.10   $ 0.10   $(0.05)
share-Diluted
                   =======  =======  ========  ======= =======  =======  =======  =======

Shares used in
computing net income per share
     Basic         25,308   25,462    25,630   25,874  25,910   24,388   24,030   24,072
     Diluted       27,287   27,578    27,507   27,608  27,025   25,142   24,628   24,738
                   =======  =======  ========  ======= =======  =======  =======  =======

---------------------------------
   (1)The Company  uses a fiscal  year ending on the Friday  closest to June 30.
      For ease of presentation, however, annual and quarterly periods during fiscal 1997, 1998 and 1999 are shown in this Form 10-K as ending on the last day of the last calendar month in such year and quarter, respectively.

   (2)Includes a $4,431,000 charge for a technology license. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquired In-Process Technology" of this Form 10-K and Note 3 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      As indicated in the first paragraph of Item 1, above, this Form 10-K contains certain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The Company has identified by asterisks (*) (or italics in the non-EDGAR version of this Form 10-K) various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends," "will" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. The forward looking statements included in this Form 10-K involve numerous risks and uncertainties which are described throughout this Form 10-K, such as those referenced in the first paragraph of Item 1, above, and other factors described throughout this Form 10-K, including under "Revenues" and "Other Factors That May Affect Future Operating Results" within this Item 7. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

Overview

      Premisys was founded in July 1990 and became a publicly owned corporation in April 1995. The Company develops, manufactures, and markets access products for use by telecommunications carriers for delivering a wide variety of voice and data services to its business customers.

      The Company's products enable carriers to deliver multiple services with a single device. The Company's IMACS product supports a wide range of services and up to eight T1 or E1 connections. The Company's StreamLine product, which was derived from the IMACS, supports the same voice services and most of the data services offered by the IMACS, but has a single T1 connection. The Company's SlimLine product supports a limited number of voice and data services and has one T1 connection. The Company's Q-155 product is a broadband integrated access device combining TDM, ATM and SONET/SDH on a single platform which accommodates a wide range of voice and data services. Although the IMACS accounted for nearly all of the Company's revenues in fiscal 1997, 1998 and 1999, the Company's new products provide additional options in order to offer carriers more complete solutions to provide delivery of services to their business customers.

      Most of the Company's products are deployed in new networks, typically built by new carriers, such as CLECs in the United States and new wireless service providers.

      The Company sells its products worldwide, primarily through large telecommunications equipment suppliers, systems integrators and distributors. The Company derived 7%, 5% and 3%, respectively, of its revenues from direct sales to international customers in fiscal 1997, 1998 and 1999. (International sales through domestic suppliers and distributors are reflected in the Company's domestic revenues). *The Company intends to continue to expand its operations outside the United States and anticipates that direct sales to international customers will increase in the future, both in absolute dollars and as a percentage of the Company's revenues. In order to sell its products internationally, the Company must meet standards established by international telecommunications committees and telecommunications authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, currency conversion risks, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. See " - Other Factors That May Affect Future Operating Results - Indirect Channels of Distribution."

Results of Operations

Revenues

      Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. Revenues in fiscal 1997, 1998 and 1999 were $78,358,000, $102,298,000 and $92,423,000, respectively. The majority of the revenue increase from fiscal 1997 to fiscal 1998 was primarily attributable to unit growth. The Company's list prices for its products did not change significantly from fiscal 1997 to fiscal 1998 and the average revenue to the Company per platform and module was relatively unchanged from fiscal 1997 to fiscal 1998. In addition, an important contributor to the Company's unit growth in fiscal 1998 was its success with one domestic CLEC in particular, MCI, through the Company's strategic relationship with ADC. From fiscal 1998 to fiscal 1999, revenues decreased by $9,875,000 or 10%. A significant portion of this decrease from fiscal 1998 to fiscal 1999 was due to a decrease in revenues from MCI through ADC. Unit volumes decreased slightly from fiscal 1998 to fiscal 1999 as first-time sales of the Company's SlimLine and StreamLine products were offset by lower sales of the Company's IMACS product line. Average sales prices of both platforms and modules decreased from fiscal 1998 to fiscal 1999 primarily due to increased pricing competition in the IAD market. Pricing is becoming more important as Telecommunications carriers compete for local access to small and medium sized businesses and, as a result, the carriers are demanding price reductions from access equipment suppliers. Although during the first three quarters of fiscal 1999 the Company recorded revenues comparable to or higher than the first three quarters of fiscal 1998, the Company experienced a large decrease in revenues for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decrease in revenues from $31,243,000 in the quarter ended June 30, 1998 to $15,284,000 in the quarter ended June 30, 1999 was due primarily to the Company's failure to obtain large orders it had expected during the quarter from three of its major OEM partners - Paradyne, Nortel Networks Corporation ("Nortel") and XEL - and the lack of revenues from MCI through ADC. The lack of anticipated orders from Paradyne and Nortel in the quarter ended June 30, 1999 was due to delays in the deployment of Premisys' products by their customers. XEL deferred orders of Premisys product during the quarter ended June 30,1999 while awaiting the completion of in-process upgrades implemented by Premisys. *The Company believes that the loss of MCI's business is due to MCI's merger with WorldCom. See "-Other Factors That May Affect Future Operating Results - Mergers of the Company's Customers." *The Company expects that revenues will grow slightly from fiscal 1999 to fiscal 2000. *However, the Company's expectations regarding future revenue levels are subject to numerous risks and uncertainties, including limited order backlog, the level of capital expenditures by CLECs and other carriers and its relationships with its strategic partners and the introduction of new products. See "-Other Factors That May Affect Future Operating Results -Indirect Channels of Distribution," "-Mergers of the Company's Customers" and "-Rapidly Evolving Technology."

      The following table sets forth, for the periods indicated, the revenues generated by customers which accounted for 10% or more of the Company's revenues in either fiscal 1997, 1998 or 1999, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues.

Source of Revenues

                         Fiscal      % Change    Fiscal       % Change   Fiscal 1999
                         1997                    1998
Paradyne                 $23,355,000     (34%)   $15,345,000       72%   $26,351,000
ALS (1)                        ---         (a)          ---        (a)    11,928,000
Motorola                 11,996,000       (9%)   10,946,000         8%    11,809,000
ADC                       9,576,000       214%   30,024,000        ---           (a)
DSC                       7,950,000       ---          (a)        ---           (a)
Other Domestic Customers 19,802,000       107%   41,043,000       (4%)    39,472,000
International Customers   5,679,000      (13%)    4,940,000      (42%)     2,863,000
    Total Revenues      $78,358,000       31%   $102,298,000     (10%)   $92,423,000
 ------------------------==========  ==========  ===========  =========  ============

Percentage of Total Revenues
                         Fiscal                  Fiscal                  Fiscal 1999
                           1997                     1998
Paradyne                       30%                      15%                      29%
ALS (1)                        (a)                      (a)                      13%
Motorola                       15%                      11%                      13%
ADC                            12%                      29%                      (a)
DSC                            10%                      (a)                      (a)
Other Domestic Customers       26%                      40%                      42%
International Customers         7%                       5%                       3%
     Total Revenues           100%                     100%                     100%
------------------------

(a) - Amounts not provided as revenues for the period were less than 10% of the total. (1) - AT&T Local Services ("ALS") was formerly known as Teleport Communications Group ("Teleport").

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


Gross Profit
                   Fiscal      % Change     Fiscal    % Change      Fiscal
                    1997                     1998                    1999
Gross Profit     $51,096,000      31%    $66,712,000     (16%)    $55,763,000
As a percentage
of Revenues          65%                      65%                      60%

      Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit improved from fiscal 1997 to fiscal 1998 primarily as a result of increased unit volumes. Gross margin was relatively unchanged from fiscal 1997 to fiscal 1998. Gross profit and gross margin decreased from fiscal 1998 to fiscal 1999 primarily as a result of lower average sales prices for platforms and modules and first-time sales of the Company's lower-margin SlimLine and StreamLine products. *The Company expects its gross margins for fiscal 2000 to decline somewhat from the 60% realized in fiscal 1999 due primarily to changes in product mix. *However, achievement of the Company's expectations is subject to a number of uncertainties, including customer mix, the mix and volume of products sold and the Company's ability to realize expected revenue levels.

Research and Development Expenses

                         Fiscal      % Change    Fiscal     % Change     Fiscal
                          1997                   1998                     1999
Research and
development expenses   $10,519,000      54%    $16,205,000    22%   $19,823,000
As a percentage of          13%                     16%                     21%
revenues

      Research and development expenses consist of personnel costs, contract development fees, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $5,686,000, or 54%, from fiscal 1997 to fiscal 1998 and $3,618,000, or 22%, from fiscal 1998 to fiscal 1999. The increase from fiscal 1997 to fiscal 1998 was primarily due to additional personnel for the purpose of expanding the Company's product line and, to a lesser extent, increased consulting and supply expenses. The increase from fiscal 1998 to fiscal 1999 was primarily due to additional personnel for the purpose of expanding the Company's product line and, to a lesser extent, increased depreciation expenses. In fiscal 1999, the Company's development activities focused primarily on the development of the Q-155 and SlimLine products. See "-Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology." Research and development expenses increased as a percentage of the Company's revenues from 13% in fiscal 1997 to 16% in fiscal 1998 and to 21% in fiscal 1999. The increase from fiscal 1997 to fiscal 1998 was the result of the increased research and development activities discussed above. The increase in expenses as a percentage of revenues from fiscal 1998 to fiscal 1999 was primarily due to the fact that while research and development expenses grew as planned, the Company's revenues did not. *The Company anticipates that the amount of these expenses will increase in fiscal 2000, but as a percentage of revenues, will decrease slightly in fiscal 2000 as compared to fiscal 1999. *However, the expected decrease in research and development expenses as a percentage of revenues is subject to, among other things, the Company's ability to achieve revenue expectations.

Acquired In-Process Technology

      In the quarter ended March 31, 1997, the Company executed a technology license agreement with Positron. The Company licensed certain SONET and SDH based technologies for use in its future products, including the Q-155, which was first shipped in the quarter ended March 31, 1999.

      The licensed technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products. The licensed technology also includes the right to use and manufacture Positron proprietary application-specific integrated circuits (ASICs), and training and integration assistance on all design materials.

     The Company will pay Positron $4 million of license fees over three years. Positron will also be paid a royalty on the Company's products utilizing the licensed technology up to a maximum of $4 million. Thus, total payments to Positron will be between $4 million and $8 million. The Company expensed the $4 million of license fees in the quarter ended March 31, 1997, resulting in a $0.09 per share earnings reduction. Payments of license fees to Positron in fiscal 1997, 1998 and 1999 totaled $2.0 million, $1.0 million and $1.0 million, respectively. *If the Company is unsuccessful in marketing the product or if customers do not accept the product, this technology has no alternative use. See "-Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology."

      In the quarter ended March 31, 1998, the Company announced the execution of a technology license agreement with SNT. SNT's technologies will provide the Company with a non-blocking switching core expandable to 11.6 Gbs, ATM interfaces to OC-3 and OC-12, 10/100MB Ethernet/Fast Ethernet interfaces, and related software. *The Company intends to use these technologies to develop broadband ATM and IP multiservice platforms. *However, there can be no assurance that the Company will be able to integrate successfully this technology into its products. *If the Company is unsuccessful in developing the product, this technology has no alternative use. See "-Other Factors That May Affect Future Operating Results - Rapidly Evolving Technology."

      The Company paid a total of $4.4 million for licensing SNT technologies and related software. The Company expensed these fees as a purchase of in-process research and development in the quarter ended March 31, 1998 resulting in a $0.10 per share earnings reduction. The Company also received options to license future releases of SNT software for additional fees. To date the Company has not purchased any additional software releases from SNT.


Selling, General and Administrative Expenses

                         Fiscal       % Change   Fiscal     % Change   Fiscal
                         1997                    1998                    1999
Selling, general and
administrative expenses $21,364,000      30%   $27,705,000      2%   $28,305,000
As a percentage of          27%                    27%                   31%
revenues

      Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance and general management personnel, as well as legal and accounting fees. Selling, general and administrative expenses increased $6,341,000, or 30%, from fiscal 1997 to fiscal 1998 and $600,000, or 2%, from fiscal 1998 to fiscal 1999. The increase from fiscal 1997 to fiscal 1998 was primarily the result of increased staffing, primarily for sales, and associated expenses, such as payroll taxes and sales commissions and to a lesser extent increased occupancy and travel expenses. The increase from fiscal 1998 to fiscal 1999 was primarily the result of increased staffing, primarily for sales, and associated expenses, such as payroll taxes and sales commissions and to a lesser extent increased occupancy expenses, partially offset by lower trade show and travel expenses. Selling, general and administrative expenses as a percentage of the Company's revenues was unchanged at 27% in fiscal 1997 and 1998. Selling, general and administrative expenses increased as a percentage of the Company's revenues to 31% in fiscal 1999. The increase in these expenses as a percentage of revenues from fiscal 1998 to fiscal 1999 was due to the fact that while selling, general and administrative expenses grew as planned, the Company's revenues did not. *The Company anticipates that the amount of these expenses will decrease somewhat in fiscal 2000, and will decrease as a percentage of revenues in fiscal 2000 as compared to fiscal 1999. *However, the expected decrease in selling, general and administrative expenses as a percentage of revenues is subject to, among other things, the Company's ability to achieve revenue expectations.

Interest and Other Income, Net
                         Fiscal      % Change    Fiscal      % Change   Fiscal
                         1997                    1998                   1999
Interest and other      $2,641,000       29%    $3,399,000       5%   $3,573,000
income, net
As a percentage of          3%                     3%                       4%
revenues

      Interest and other income, net consists of interest income, interest expense and, to a much lesser extent, foreign currency gains and losses. The increase in interest and other income, net for all comparison periods was primarily due to increased interest income from cash balances invested in high grade, marketable fixed income securities versus lower yielding bank money market accounts.

Provision for Income Taxes
                           Fiscal      % Change   Fiscal   % Change    Fiscal
                             1997                   1998                1999
Provision for income taxes $6,963,000     16%   $8,055,000   (55%)    $3,587,000
As a percentage of
income before income taxes    39%                    37%                  32%

      The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective income tax rate for fiscal 1997 was 39% which was less than the combined federal and state statutory rate as a result of tax-exempt interest income from the Company's municipal securities portfolio and anticipated utilization of research and development tax credits available in fiscal 1997. The Company's effective income tax rate for fiscal 1998 was reduced to 37% due to increased tax exempt income from the Company's municipal securities portfolio. The Company's effective income tax rate for fiscal 1999 was reduced to 32% as a larger portion of the Company's pre-tax income came from tax exempt income from the Company's municipal securities portfolio. *The Company anticipates that its effective income tax rate of 32% will remain unchanged in fiscal 2000.

Net Income per Share
                         Fiscal       % Change    Fiscal    % Change    Fiscal
                          1997                     1998                  1999
Net income             $10,891,000              $13,715,000           $7,621,000
Net income per share      $0.41         22%        $0.50       (40%)     $0.30
(diluted)
Shares used in
computing diluted net   26,498,000       4%      27,495,000     (8%)  25,384,000
income per share

      Net income per share in fiscal 1997 was reduced by $0.09 as a result of the $4 million of license paid to Positron, as discussed above. The increase in net income per share from fiscal 1997 to fiscal 1998 was due to an increase in net income, which was a result of the rate of growth of the Company's revenues being greater than the rate of growth in the Company's operating expenses. This increase in net income per share was slightly offset by a greater number of weighted average common shares and common share equivalents used to calculate net income per share. Net income for fiscal 1998 was reduced by license fees paid to SNT, as discussed above. The Company expensed $4.4 million of license fees for the SNT agreement in fiscal 1998, which reduced reported net income per share in fiscal 1998 by $0.10. The decrease in net income per share from fiscal 1998 to fiscal 1999 was due to a decrease in net income, resulting from a decrease in revenues in fiscal 1999, as discussed above, and an increase in operating expenses in fiscal 1999, also discussed above.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its results of operations.

Liquidity and Capital Resources
                            Fiscal    % Change     Fiscal   % Change   Fiscal
                             1997                   1998                1999
                           ---------- -------- ----------- --------- -----------
Net  cash   provided  by
operating activities       $9,233,000    189%    $26,675,000   189%   $1,246,000
Year  end   cash,   cash
equivalents and short-term$73,224,000     45%   $105,981,000    45%  $84,434,000
investments
Year end working capital  $90,254,000     24%   $112,079,000    24% $100,593,000

     In fiscal 1999, net cash of $1.2 million was provided by operating activities primarily due to net income and a decrease in accounts receivable, offset by an increase in inventories and a decrease in accounts payable. The increase in inventories during fiscal 1999 was the result of lower than expected product sales during the fiscal year, primarily during the quarter ended June 30, 1999, as discussed above.

      The Company purchased $4.2 million of property and equipment in fiscal 1999, primarily for computers and peripherals and machinery and equipment. Financing activities used $18.6 million of cash in fiscal 1999, primarily due to the repurchase of Common Stock. Cash used in the Common Stock repurchase was partially offset by cash provided by the issuance of Common Stock in connection with the Company's employee benefits plan.

      At June 30, 1999, the Company's principal sources of liquidity included $84 million of cash, cash equivalents and short-term investments, and the Company had working capital of approximately $100.6 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements through at least the next 18 months.

     On August 31, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock at market prices not to exceed $14.00 per share and as market and business conditions warrant. As of June 30, 1999, the Company had repurchased for cash 2.4 million shares at market prices ranging from $6.69 to $10.94 per share. As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. On January 26, 1999, the Company paid $762,000 to dissolve the obligation for 1.0 million put warrants and 0.75 million call options that were to expire on January 29, 1999. On September 10, 1999, the Company paid $3.7 million to dissolve the remaining 1.0 million put warrants and 0.75 million call options which were to expire on September 15, 1999. The expenses associated with the dissolution of these put warrants are reflected as a component of cash for the quarter ended March 31, 1999 and will be reflected in the same manner in the quarter ended September 30, 1999.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its results of operations.

Other Factors That May Affect Future Operating Results

      As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements and associated risks but, for improved readability, does not include asterisks (or italics in the non-EDGAR version of this Form 10-K).

      COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition for the market segment served by the Company's IMACS products comes from major telecommunications equipment suppliers, such as Newbridge, Tellabs and World Access, which offer a broad line of products including access devices for business applications. The Company's principal competition for the market segment served by the Company's SlimLine and StreamLine products includes CAC, Adtran, Vina and existing telecommunications equipment manufacturers selling channel bank and CSU/DSU products. In addition, the Company faces competition from companies who provide substitute, as opposed to direct replacement, solutions for the Company's IMACS, SlimLine and StreamLine products. The primary competitors for such substitute products include AFC, Alcatel, Lucent, Nortel and Reltec. The Company has experienced and expects substantial additional competition from existing competitors as they continue to develop products to compete with the functionality and flexibility of the Company's products. As shipments of the Company's SlimLine and StreamLine products increase, it expects to face additional competition from channel bank and CSU/DSU vendors as well as from new startups focusing on the access equipment market. The Q-155 product competes with broadband access products offered or announced by a number of vendors including Fibex, which was recently acquired by Cisco, Accelerated Networks, Inc., Atmosphere Networks, Inc., other telecommunications equipment manufacturers selling multiplexer products and digital loop carriers with the Bellcore Standard GR-303 protocol and other competitors, such as Pairgain and Paradyne, that provide bundled voice and data services and solutions for better utilization of bandwidth. Certain of the telecommunications equipment suppliers which market the Company's products have recently either acquired or expressed an interest in acquiring companies which have products or technologies that either do or may compete with the Company's products. Other telecommunications equipment suppliers that market and distribute the Company's products may in the future develop or acquire products that could be sold for selected applications for which the Company's products are currently provided. Successful development or acquisition of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. In addition, the Company believes that there will be an increase in the intensity of price competition in the markets served by the Company's products. Thus, while unit volumes are expected to increase, the Company believes that the rate of increase of revenues will be lower than the rate of increase in units. While the Company has recently begun selling is StreamLine and SlimLine products, which are more price competitive than its IMACS platform, these new products must compete with an increasing number of low priced integrated access devices. As a result, the Company may find it more difficult to achieve expected levels of revenues and profitability.

      LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time recognized a majority of its revenues from sales booked and shipped in the last month of a quarter, including the quarters ended September 30, 1998, December 31, 1998 and March 31, 1999. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in some circumstances, create risk of excess or inadequate inventory, which may have an adverse effect on the Company's business and operating results. The Company's agreements with its customers typically allow customers to cancel orders or delay scheduled shipments without penalty until a relatively short period of time before planned shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenues for a quarter or series of quarters. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, the Company believes that its backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

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

      INDIRECT CHANNELS OF DISTRIBUTION. Substantial portions of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of thc strategic partners that market and sell the
Company's  products  could elect to cease  marketing  and selling the  Company's products, and there can be no assurance that these strategic partners will continue to place orders with the Company or that the Company will be able to obtain orders from new strategic partners or end users. See "-Relationship with Paradyne." Strategic partners could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "- Competition." In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in the quarters ended September 30 and December 31, 1997, March 31, 1998 and June 30, 1998, shipments of the Company's products to MCI Communications Corporation ("MCI"), through ADC, one of the Company's strategic distribution partners, represented more than 10% of the Company's total revenues for such quarters. Revenues derived from particular carrier projects have been and continue to be difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. For example, the Company's financial results for the first quarter of fiscal 1999 were adversely affected when product shipments for MCI were lower than expected. In addition, the Company's financial results for the quarter ended June 30, 1999 were also adversely affected primarily as a result of the Company's failure to obtain large orders it had expected during the quarter from three of its major OEM partners - Paradyne, Nortel and XEL. Similar delays may occur in the future and would have a significant impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports or in the capital expenditures of the end user customer, consolidation among carriers and delays in obtaining regulatory approvals for new tariffs. See "-Mergers of the Company's Customers." Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology." In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. There can be no assurance that any future delays would not have an adverse effect.

      QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, availability and market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive product and pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages (see "-Dependence on Certain Suppliers"), and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past, including the quarters ended March 31, 1997 and June 30, 1999) or reductions in expected shipments to a single carrier (which occurred in the quarter ended September 30, 1998) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. The Company has on several occasions, including the quarters ended September 30, 1998, December 31, 1998 and June 30, 1999 experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reductions. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

     MERGERS OF THE COMPANY'S CUSTOMERS. A number of the largest CLECs which use the Company's products have either merged or announced plans to merge with larger carriers over the next several quarters. MCI has merged with WorldCom, Inc. ("WorldCom"), Teleport has merged with AT&T Corporation ("AT&T"), and GTE Network Services ("GTE") has announced an intention to merge with Bell Atlantic Corporation ("Bell Atlantic"). The Company believes that part of the impetus for each of these mergers is to increase the combined carrier's ability to compete for local access markets. In the long term, the Company believes that this should cause capital spending on local access, in which the type of products provided by the Company serve a vital function, to grow. However, as these mergers are implemented, it is likely that capital expenditures will be temporarily deferred as the newly combined companies evaluate inventories of undeployed equipment, potential overlaps in network deployment plans, strategies for future product deployments, and assignment of responsibilities for deployments in targeted local markets. This risk of a deferral in expenditures on local access, including expenditures for the Company's products, has already materialized in the case of MCI. The Company anticipates that it also may see a deferral of expenditures for its products by GTE in connection with its anticipated merger. In addition, the Company anticipates that the slowdown in expenditures may persist for multiple quarters following the mergers. The increased buying power wielded by these merged carriers and by merged equipment suppliers, such as Alcatel and DSC Communications Corp. ("DSC"), is also likely to place added competitive price pressure on equipment manufacturers such as Premisys.

      RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include cell and packet technologies and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new and cost effective products and enhancements. The Company has licensed certain technology from Positron for inclusion in the Company's Q-155 products, which were announced in June 1997. The Company began field trials for this product in the quarter ending December 31, 1998 and shipped its first Q-155 product in the quarter ended March 31, 1999. Also, in the quarter ended March 31, 1998, the Company licensed cell and packet technologies from SNT. The Company intends to ship products based upon the SNT technology in the first quarter of calendar 2000. However, there can be no assurance that the Company will be able to successfully develop new products or new enhancements to existing products on a timely and cost-effective basis. The Company may also experience delays in connection with its product development efforts, which can impact expected operating results. For example, the Company's shipment of its new SlimLine product had been delayed for several quarters due to hardware and software revisions necessary to make the product more acceptable in the marketplace. In addition, failure to achieve market acceptance of new products could have a material adverse effect on the Company's operating results. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

      RELATIONSHIP WITH PARADYNE. The Company has a strategic relationship with Paradyne, formerly a wholly-owned subsidiary of AT&T, that involves the joint development, marketing and sale of the Company's IMACS product by Paradyne. The Company's agreement with Paradyne provides Paradyne exclusive distribution rights with respect to the products covered by the agreement to AT&T entities, as defined under the agreement. At the time that the Company entered into its OEM agreement with Paradyne, Paradyne was a 100%-owned subsidiary of AT&T. In 1996, AT&T separated into three publicly-held stand-alone businesses, one of which - Lucent would focus on the communications equipment market. In June 1996, Lucent concluded a stock purchase agreement for the sale of Paradyne to the Texas Pacific Group. In the quarter ended March 31, 1997, Paradyne announced new products which are extensions of its existing line of CSU/DSU products. Premisys believes that the higher capacity models of Paradyne's 916x series offer features that are similar to those of the Company's IMACS and StreamLine products. See "-Competition" and "-Rapidly Evolving Technology." In the quarter ended December 31, 1997, the Company entered into an OEM agreement with Lucent for the purchase of the SlimLine and StreamLine products directly from Premisys. Shipments to Paradyne have represented a significant portion of the Company's revenues, including in fiscal 1999, and continue to represent a significant portion of the Company's revenues in fiscal 2000. Neither Paradyne nor Lucent is subject to any minimum purchase requirements, and there can be no assurance that they will continue to place orders with the Company. Significant reductions in shipments to Paradyne could have a material adverse effect on the Company's business and operating results.

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

      YEAR 2000 RISKS. The Company has a formal Year 2000 Conformance Project in place that focuses on four key readiness areas: (1) internal infrastructure readiness, addressing internal information systems and non-information technology systems; (2) supplier readiness, addressing the preparedness of our supplier base; (3) product readiness, addressing the Company's product functionality, which includes customer support of the installed base of the Company's products; and (4) customer readiness, addressing the preparedness of our customer base. For each readiness area, a task force is systematically performing a Company-wide risk assessment, conducting testing and remediation, and communicating with employees, suppliers, customers and other third party business partners to raise awareness of the Year 2000 problem. Following are overviews of each readiness area and the Company's progress for becoming ready for the Year 2000.

      Internal infrastructure readiness: An assessment of internal computer software and hardware has been completed with the assistance of a third party. The Company has migrated to an upgraded version of its enterprise-wide accounting and manufacturing system, which is Year 2000 compliant. For other systems, the Company has identified all non-compliant systems, established a project for prioritized system compliance, and is in the process of executing under such compliance project. Other systems are scheduled to be compliant no later than November 1999. In addition to applications and information technology hardware, the Company is testing remediation plans for embedded systems, facilities and other operations.

      Supplier readiness: This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services, and (2) compliance of a supplier's products with Year 2000. Suppliers have been identified and contacted based on their criticality to the Company. The Company has received responses from all of its preferred suppliers. Most of the respondents are in the process of developing remediation plans. Based on interactions with and assurances from suppliers, the Company believes that supplier issues that potentially affect the Company's products have been resolved.

      Product readiness: The Company has completed a comprehensive program which focused on identifying and resolving Year 2000 issues existing in the Company's products. The program encompassed a number of key efforts including testing, evaluation, engineering and manufacturing implementation. In addition, the program focused on customer support of the installed base, including coordination of retrofit activity and testing existing customer electronic transaction capability. Based on these efforts, the Company believes that its products, both past and present, are Year 2000 compliant.

      Customer readiness: The Company sells a substantial portion of its product to large, publicly traded companies who themselves are addressing Year 2000 compliance issues. Premisys has been working directly with these customers, who are also our strategic distribution partners or major distributors, to resolve any issues between them and the Company. The Company has also reviewed their readiness statements as filed in public documents with the Securities and Exchange Commission. Based on these efforts, the Company believes that Year 2000 issues will not materially affect shipment of products to these customers. However, there can be no assurances that unforeseen problems or problems with customers of Premisys' partners or distributors will not occur and have a material impact on the Company's revenues in the future. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 compliance of their own products, the Company's business and operations could be adversely affected. Use of the Company's products in connection with customer products which are not Year 2000 compliant, including non-compliant hardware and software, may result in inaccurate exchange of dates, performance problems or system failure. If the businesses of the Company's significant customers are materially and adversely affected by Year 2000 issues, the Company's business will also be materially and adversely affected to the extent that such customers delay, postpone or cancel orders for the Company's products as they divert resources to fixing their own Year 2000 compliance problems. In addition, the Company believes that the businesses of the Company's strategic partners may be adversely affected to the extent that the Year 2000 compliance concerns of their own end user customers affect the purchasing patterns of such customers in the short-term. Such end user customers may defer purchases of telecommunications equipment generally until early in the next millennium to avoid Year 2000 problems. Any such deferral of purchases could reduce demand for the Company's products by the Company's strategic partners, which could have a material adverse effect on the Company's business, operating results and financial condition.

      General Risk Factors: The Company's Year 2000 project is currently in the remediation phase. The Company believes that, in spite of their assurances, its greatest potential risks are associated with its suppliers. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. The Company is at the remediation phase for its operations and infrastructure, and, while the Company cannot foresee any significant problems or issues, it cannot predict whether or not significant problems or issues will be identified in the future. The Company has determined the extent of contingency planning that may be required, but it cannot be sure that additional actions will not be necessary. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues; however, the Company believes such costs will not exceed $500,000. However, the Company has not yet developed remediation for all problems or completely implemented or tested some of its remediation plans. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation plans, or may find that the costs of these activities exceed current expectations. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

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

      To date, the Company's exposure to foreign currency fluctuations has been minimized through the denomination of its foreign sales, and hence its accounts receivable, in US dollars as well as the use of letters of credit when warranted. The Company funds its international operations from US dollar bank accounts on an as needed basis and, accordingly, does not keep significant amounts of funds in foreign currencies. Presently, the Company does not hedge foreign currency exposures for its non-dollar denominated operating expenses in Europe, Asia, Canada and Latin America as such amounts have not been material in relation to the Company's domestic operating expenses. Until fiscal 1997, the Company purchased a substantial amount of its modules from one foreign supplier. Today, substantially all of these modules are sourced in the United States. There has been no significant change in the Company's exposure to foreign currency fluctuations during fiscal 1999, as compared to fiscal 1998.

      The Company also maintains a portfolio of marketable, fixed income securities, available for sale, of various issuers, types and maturities. Substantially all of the portfolio consists of municipal securities. The Company limits its exposure to interest and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolio. The maximum allowable maturity for any one investment is 3 years and the maximum allowable duration of the portfolio is limited to 1.5 years. The guidelines also establish credit quality standards and limits on exposure to one issue, issuer and type of instrument. The fair market value of the Company's fixed income securities portfolio at June 30, 1999 was $81 million, with the corresponding unrealized gain included as a component of shareholders' equity. The average weighted duration of the portfolio increased from 0.99 years at June 30, 1998 to
1.20 years at June 30, 1999.

      The following table presents the hypothetical change in the aggregate fair market value of the Company's fixed income securities portfolio at June 30, 1999 which would result if the Federal Funds Rate changed as shown. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS and 150 BPS.

                         Decrease in Federal Funds    Increase in Federal Funds
                                   Rate                         Rate
                       ---------------------------------------------------------
Change in Federal Funds (150 BPS) (100 BPS) (50 BPS) 50 BPS 100 BPS 150 BPS Rate (BPS)
--------------------------------------------------------------------------------
Change in Securities     $1,479     $976      $474    ($488)    ($969)  ($1,443)
Valuation ($000's)

      The Company also has a potential obligation at June 30, 1999 related to put warrants. The potential obligation was dissolved on September 10, 1999. See
Note 6, "Put Warrants," of Notes to Condensed Consolidated Financial Statements in this Form 10-K.


Item 8.  Financial Statements and Supplementary Data

      Quarterly supplementary data is included as part of Item 6, "Selected Financial Data." The Company's consolidated financial statements required by this item are set forth below.

                          PREMISYS COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Accountants                                             33
Consolidated Balance Sheet as of June 30, 1998 and 1999                       34
Consolidated Income Statement for the years ended June 30,
1997, 1998 and 1999                                                           35
Consolidated Statement of Stockholders' Equity for the years ended June 30,
1997, 1998 and 1999                                                           36
Consolidated Statement of Cash Flows for the years ended June 30, 1997, 1998
and 1999                                                                      37
Notes to Consolidated Financial Statements                                    38

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Premisys Communications, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Premisys
Communications, Inc. and its subsidiaries at June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



 PRICEWATERHOUSECOOPERS LLP
 San Jose, California
 July 22, 1999 except for Note 6, which is as of September 10, 1999.

                          PREMISYS COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS

                                                              June 30,
                                                     ---------------------------
                                                           1998          1999
                                                        ------------  ----------
Current assets:
   Cash and cash equivalents                                $31,006      $ 3,982
   Short-term investments                                    74,975       80,452
       Accounts receivable, net                              12,208        8,459
   Inventories                                                3,859       15,231
   Deferred tax assets                                        7,355        7,895
   Prepaid expenses and other assets                            657        1,368
                                                        ------------  ----------

     Total current assets                                   130,060      117,387

Property and equipment, net                                   8,392        9,053
Other assets                                                    305          184
                                                        ------------  ----------

                                                           $138,757     $126,624
                                                        ============  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $ 6,969      $ 5,759
   Accrued liabilities                                       10,277       10,020
   Income taxes payable                                         735        1,015
                                                         -----------  ----------

     Total current liabilities                               17,981       16,794
                                                         -----------  ----------

Commitments (Note 9)

Put Warrant obligations                                         ---       10,625
                                                         -----------  ----------

Stockholders' equity:
   Preferred Stock, $0.01 par value, 2,000 shares
   authorized; no
     shares issued or outstanding                               ---          ---
   Common stock, $0.01 par value, 100,000 shares
   authorized;
     25,974 and 26,478 shares issued and outstanding            260          265
   Additional paid-in capital                                85,230       78,336
   Treasury Stock                                               ---     (22,303)
   Retained earnings                                         35,286       42,907
                                                         -----------  ----------

     Total stockholders' equity                             120,776       99,205
                                                         -----------  ----------

                                                           $138,757     $126,624
                                                         ===========  ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                          PREMISYS COMMUNICATIONS, INC.
                          CONSOLIDATED INCOME STATEMENT
                      (in thousands, except per share data)

                                              Year Ended June 30,
                                         -------------------------------
                                           1997         1998        1999
                                         ----------   ---------   ---------
Revenues                                 $  78,358  $  102,298   $  92,423
Cost of revenues                            27,262      35,586      36,660
                                         ---------- -----------  ----------

     Gross profit                           51,096      66,712      55,763
                                         ---------- -----------  ----------
Operating expenses:
   Research and development                 10,519      16,205      19,823
   Acquired in-process technology            4,000       4,431         ---
   Selling, general and administrative      21,364      27,705      28,305
                                           --------   ---------    --------

     Total operating expenses               35,883      48,341      48,128
                                         ---------- -----------  ----------

Income from operations                      15,213      18,371       7,635
Interest and other income, net               2,641       3,399       3,573
                                         -----------  ---------- ----------

Income before income taxes                  17,854      21,770      11,208
Provision for income taxes                   6,963       8,055       3,587
                                         ---------- -----------  ----------

Net income                               $  10,891  $   13,715   $   7,621
                                         ========== ===========  ==========

Net income per share
   Basic                                 $    0.44  $     0.54   $    0.31
                                         ========== ===========  ==========
   Diluted                               $    0.41  $     0.50   $    0.30
                                         ========== ===========  ==========

Shares used in computing net income
per share
   Basic                                    24,722      25,569      24,600
                                         ========== ===========  ==========
   Diluted                                  26,498      27,495      25,384
                                         ========== ===========  ==========




















                   The accompanying notes are an integral part
                         of these financial statements.

                          PREMISYS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                    Additional
                                  Common Stock       Paid-In    Treasury     Retained
                                Shares     Amount    Capital      Stock      Earnings
 Balance, June 30, 1996          24,399    $ 244      $ 6,656         ---     $ 10,680

 Shares issued under Employee
 Stock Purchase Plan                 46        ---      1,109         ---          ---
 Exercise of options                746          8      2,776         ---          ---
 Tax benefit of exercised
 stock options                      ---        ---      4,453         ---          ---
 Net income for fiscal 1997         ---        ---        ---         ---       10,891

 ----------------------------  ---------  ---------  ----------  ----------- --------
 Balance, June 30, 1997          25,191        252     74,994         ---       21,571

 Shares issued under Exployee
 Stock Purchase Plan                 52        ---        919         ---          ---
 Exercise of options                731          8      3,213         ---          ---
 Tax benefit of exercised
 stock options                      ---        ---      6,104         ---          ---
 Net income for fiscal 1998         ---        ---        ---         ---       13,715

 ----------------------------  ---------  --------- ----------  ----------  -----------
 Balance, June 30, 1998          25,974        260     85,230         ---       35,286

 Shares issued under Employee
 Stock Purchase Plan                 94          1      1,052         ---          ---
 Exercise of options                410          4      2,318         ---          ---
 Tax benefit of exercised
 stock options                      ---        ---      1,123         ---          ---
 Put warrant obligations            ---        ---   (10,625)         ---          ---
 Cost  to  dissolve  part of
 put warrant obligations            ---        ---      (762)         ---          ---
 Repurchase of common stock         ---        ---        ---    (22,303)          ---
 Net income for fiscal 1999         ---        ---        ---         ---        7,621

 ----------------------------  ---------  --------- ----------  ----------  -----------
  Balance, June 30, 1999          26,478      $ 265   $ 78,336   $(22,303)     $ 42,907
                               =========  ========= ==========  ==========  ===========


    The accompanying notes are an integral  part of these financial statements.

                          PREMISYS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended June 30,
                                                       1997           1998          1999
-------------------------------------------------   ------------  -------------  ------------

Cash flows from operating activities:
  Net income                                          $  10,891      $  13,715     $   7,621
  Adjustments to reconcile net income to net
cash provided by
  (used in) operating activities:
     Depreciation                                         1,347          2,194         3,565
     Deferred tax assets                                (4,292)          (148)         (540)
     Changes in assets and liabilities:
       Accounts receivable                                8,609        (4,550)         3,749
       Inventories                                      (4,554)          4,916      (11,372)
       Prepaid expenses and other assets                (3,235)          2,831         (590)
       Accounts payable                                   1,506          2,213       (1,210)
       Accrued liabilities                                (459)          4,769         (257)
       Income taxes payable                               (580)            735           280
                                                    ------------  -------------  ------------

Net cash provided by operating activities                 9,233         26,675         1,246
                                                    ------------  -------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                    (5,091)        (4,142)       (4,226)
  Purchase of short-term investments                    (5,498)       (30,674)       (5,477)
                                                    ------------  -------------  ------------

Net cash used in investing activities                  (10,589)       (34,816)       (9,703)
                                                    ------------  -------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net             3,893          4,140         3,375
  Tax benefit of exercised stock options                  4,453          6,104         1,123
  Cost to dissolve part of Put warrant obligations          ---            ---         (762)
  Repurchase of Common Stock                                ---            ---      (22,303)
  Proceeds (repayment) of long-term debt                  (125)           (20)           ---
                                                    ------------  -------------  ------------

Net cash provided by financing activities                 8,221         10,224      (18,567)
                                                    ------------  -------------  ------------

Net increase in cash                                      6,865          2,083      (27,024)
Cash and cash equivalents at beginning of year           22,058         28,923        31,006
                                                    ------------  -------------  ------------

Cash and cash equivalents at end of year              $  28,923      $  31,006     $   3,982
                                                    ============  =============  ============

Supplemental disclosures:
  Cash paid for income taxes                          $  10,644        $    63     $   1,918


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

Cash, cash equivalents and short-term investments

      Cash and cash equivalents include cash, money market funds and certain municipal securities with a maturity of three months or less when purchased. All of the Company's short-term investments, consisting principally of municipal securities, have been classified as available-for-sale. Under this classification the investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At June 30, 1998 and 1999, such unrealized gains and losses were not significant.

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

Net income per share

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased under the treasury stock method from exercise of stock options.

Fiscal year

      The Company uses a 52/53 week accounting year that ends on the Friday closest to June 30. For purposes of financial statement presentation, each fiscal year is considered to have ended on June 30.

Comprehensive income

      Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. For the years ended June 30, 1997, 1998 and 1999, the comprehensive income of the Company did not differ significantly from the net income.

Derivative instruments and hedging activities

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its results of operations.


NOTE 2 - BALANCE SHEET COMPONENTS

                                                               June 30,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ----------
                                                             (in thousands)
Accounts receivable:
  Trade accounts receivable                               $ 12,408     $ 8,621
  Less:  allowance for doubtful accounts                     (200)       (162)
                                                          ---------  ----------

                                                          $ 12,208     $ 8,459
                                                          =========  ==========
Inventories:
  Raw materials                                              $ 582     $ 1,376
  Work-in-process                                              676       1,476
  Finished goods                                             2,601      12,379
                                                          ---------  ----------

                                                           $ 3,859     $15,231
                                                          =========  ==========
Property and equipment:
  Machinery and equipment                                  $ 4,355     $ 5,691
  Computers and purchased software                           4,931       7,263
  Furniture and fixtures                                     2,074       2,406
  Leasehold improvements                                     2,402       2,628
                                                          ---------  ----------

                                                            13,762      17,988
  Less: accumulated depreciation                           (5,370)     (8,935)
                                                          ---------  ----------
                                                            $8,392      $9,053
                                                          =========  ==========
Accrued liabilities:
  Employee compensation                                    $ 3,960     $ 2,792
  Warranty                                                   3,842       4,475
  Other                                                      2,475       2,753
                                                          ---------  ----------

                                                          $ 10,277    $ 10,020
                                                          =========  ==========



NOTE 3 - ACQUIRED RESEARCH AND DEVELOPMENT IN-PROCESS

      In the quarter ended March 31, 1997, the Company executed a technology license agreement with Positron. The Company licensed certain SONET and SDH based technologies for use in its future products, including the Q-155, which was announced in June 1997 and began shipping in the quarter ended March 31, 1999. The licensed technology includes the right to modify and manufacture products which are based on Positron's OSIRIS-155Mb/s SONET/SDH products. The licensed technology also includes the right to use and manufacture Positron proprietary application-specific integrated circuits (ASICs), and training and integration assistance on all design materials.

      The Company paid Positron $4 million of license fees over three years. Also, Positron is to be paid a royalty on the Company's products utilizing the licensed technology up to a maximum of $4 million. The Company expensed the $4 million of license fees as acquired research and development in process in the quarter ended March 31, 1997. Payments of license fees to Positron in fiscal 1997, 1998 and 1999 totaled $2.0 million, $1.0 million and $1.0 million, respectively.

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

     The Company paid a total of $4.4 million for licensing SNT technologies and related software. The Company expensed these fees as acquired research and development in-process in the March 31, 1998 quarter. The Company also received options to license future releases of SNT software for additional fees. To date the Company has not purchased any additional software releases from SNT.



NOTE 4 - INCOME TAXES

      The provision for income taxes consists of the following:


                                              Year Ended June 30,
                                     --------------------------------------

                                        1997          1998         1999
                                     -----------   -----------   ----------
     Current:                                    (in thousands)
       Federal                       $  9,058      $  6,230      $ 3,000
       State                            2,138         1,891        1,043
       Foreign                             59            82           84
                                     -----------   ----------   -----------
                                       11,255         8,203        4,127
                                     -----------   -----------   ----------

     Deferred:
       Federal                        (3,467)         (216)        (442)
       State                            (825)            68         (98)
                                     -----------   ----------    -----------
                                      (4,292)         (148)        (540)
                                     -----------   -----------   ----------

                                     $  6,963      $  8,055      $ 3,587
                                     ===========   ===========   ==========


      Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                            June 30,
                                                    ------------------------

                                                       1998          1999
                                                    -----------    ---------
                                                        (in thousands)
     Financial accruals not yet deductible           $ 5,265       $ 6,683
     Capitalized purchased technology                  2,076         1,212
     Capitalized research and development expenses        14             0
                                                    -----------    ---------
                                                     $ 7,355       $ 7,895
                                                    ===========    =========

      A reconciliation of the income tax provisions computed at the United States federal statutory rate to the effective tax rate is as follows:

                                                 Year Ended June 30,
                                   ---------------------------------------------
                                        1997            1998             1999
                                   ---------------  --------------   -----------

Federal statutory rate                     35.0%           35.0%           35.0%
State taxes, net of federal benefit         6.1             6.1              5.8
Tax exempt interest income                (4.8)           (5.0)           (10.3)
Other                                       2.7             0.9              1.5
                                   ---------------  --------------   -----------

Effective  tax  rate                      39.0%           37.0%            32.0%
                                   ===============  ==============   ===========

NOTE 5 - NET INCOME PER SHARE

     Following is a presentation of the Basic and Diluted EPS computations for the periods presented below:

                                                Income                       Per Share
                                              (in thousands)   Shares          Amount
Year ended June 30, 1997
Earnings per share of common stock - basic       $  10,891         24,722     $   0.44
Effect of dilutive securities:
    Stock options                                      ---          1,776
                                               ------------   ------------
Earnings per share of common stock - diluted     $  10,891         26,498     $   0.41
                                               ------------   ------------   ----------

Year ended June 30, 1998
Earnings per share of common stock - basic       $  13,715         25,569     $   0.54
Effect of dilutive securities:
    Stock options                                      ---          1,926
                                               ------------   ------------
Earnings per share of common stock - diluted     $  13,715         27,495     $   0.50
                                               ------------   ------------   ----------

Year ended June 30, 1999
Earnings per share of common stock - basic       $   7,621         24,600     $   0.31
Effect of dilutive securities:
    Stock options                                      ---            784
                                               ------------   ------------
Earnings per share of common stock - diluted     $   7,621         25,384     $   0.30
                                               ------------   ------------   ----------

NOTE 6 - PUT WARRANTS

            As of September 17, 1998, pursuant to the authorized stock repurchase program, the Company sold 2.0 million put warrants and purchased 1.5 million call options. On January 26, 1999, the Company paid $762,000 to dissolve the obligation for 1.0 million put warrants and 0.75 million call options that were to expire on January 29, 1999. On September 10, 1999, the Company paid $3.7 million to dissolve the remaining 1.0 million put warrants and 0.75 million call options which were to expire on September 15, 1999.


NOTE 7 - STOCKHOLDERS EQUITY AND BENEFIT PLANS

Repurchase of stock

         On August 31, 1998, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 4.0 million shares of the Company's Common Stock at market prices not to exceed $14.00 per share and as market and business conditions warrant. As of June 30, 1999, the Company had repurchased for cash 2.4 million shares at market prices ranging from $6.69 to $10.94 per share.

Stockholder rights plan

      On September 17, 1998, the Company's Board of Directors ("Board") adopted a Stockholder Rights Plan ("Plan") designated to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. Pursuant to the Plan, the Board declared a dividend of one preferred share right ("Right") for each share of the Company's Common Stock outstanding on October 5, 1998. Each Right becomes exercisable to purchase one one-hundredth (1/100) of a share of Series A Junior Participating Preferred Stock at an exercise price of $80.00. The Rights will expire on September 18, 2008. The Company may redeem the Rights at a price of $0.001 per Right.

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

      On November 16, 1994, the Company's Board of Directors approved the 1994 Stock Option Plan (the "1994 Option Plan"). Under the terms of the 1994 Option Plan, 6,460,000 shares of the Company's Common Stock are reserved for issuance at exercise prices not less than the fair value of the Company's Common Stock at the date of grant. The incentive and nonqualified stock options have ten-year terms, and vest over a period determined by the Board of Directors, but not to exceed five years. Options granted to date have vesting terms of four years. The 1994 Option Plan will terminate ten years after its adoption unless terminated earlier by the Board of Directors.

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

A summary of transactions relating to all of the Company's option plans is as follows:


                                         Options             Options Outstanding
                                                       --------------------------------
                                        Available                          Weighted
                                        for Grant          Shares          Average
                                                                        Exercise Price
                                     ----------------  ---------------  ---------------

Balance at June 30, 1996                   2,797,761        2,909,458           $10.61
Options granted                          (3,401,647)        3,401,647           $16.35
Options canceled                           1,457,105      (1,457,105)           $27.33
Options exercised                                ---        (746,089)            $3.80
                                     ----------------  ---------------  ---------------

Balance at June 30, 1997                     853,219        4,107,911           $10.67
Additional shares authorized,              1,200,000              ---              ---
December 1997
Options granted                          (1,761,550)        1,761,550           $24.07
Options canceled                             484,970        (484,970)           $12.03
Options exercised                                ---        (731,276)            $4.41
                                     ----------------  ---------------  ---------------

Balance at June 30, 1998                     776,639        4,653,215           $16.58
Additional shares authorized,              1,260,000              ---              ---
December 1998
Options granted                          (3,011,894)        3,011,894           $10.20
Options canceled                           2,065,529      (2,065,529)           $20.84
Options exercised                                ---        (409,708)            $5.67
                                     ----------------  ---------------  ---------------

Balance at June 30, 1999                   1,090,274        5,189,872           $12.10
                                     ================  ===============  ===============


    The following table summarizes information concerning outstanding and exercisable options as of June 30, 1999:

                            Options Outstanding              Options Exercisable
                     -----------------------------------  ----------------------
                                  Weighted      Weighted                Weighted
                                  Remaining      Average                 Average
      Range of         Number  Contractual Life Exercise     Number     Exercise
  Exercise Prices    Outstanding  (in years)      Price    Exerciseable    Price

$0.10 - $7.13         1,091,662      7.90        $ 5.46      475,354       $3.40
$7.19 - $8.56           985,692      7.76        $ 8.14      418,368       $8.10
$8.69 - $9.19         1,147,813      9.06        $ 9.00      257,921       $9.00
$9.25 -  $17.25         824,688      9.24       $ 12.71       92,391      $12.08
$17.88 - $51.00       1,140,017      8.50       $ 24.55      472,294      $25.29
                     ===========                          ============
$0.10 - $51.00        5,189,872      8.48       $ 12.10    1,716,328      $11.88
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

Pro forma net income and earnings per share

      Pro forma information regarding net income and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee stock options, including shares issued under the Stock Purchase Plan (collectively the "options") granted subsequent to June 30, 1995, under the fair value method of that statement. The fair value of options granted in fiscal 1997, 1998 and 1999 reported below have been estimated at the date of grant using a Black-Scholes option pricing model. The
Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable.

      Had stock-based compensation cost for the options been determined based on the fair value at the grant dates using the Black-Scholes model as prescribed by SFAS 123, the Company's Results of Operations for the years ended June 30, 1997, 1998 and 1999 would have been as follows:

                                                Year Ended June 30,
                                    --------------------------------------------
                                            1997             1998           1999
                                            (in thousands except per share data)
         Net income/(loss):
            As reported                  $10,891          $13,715         $7,621
            Pro forma                     $2,371           $3,474         $(107)
         Earnings per share -- basic:
            As reported                    $0.44            $0.54          $0.31
            Pro forma                      $0.10            $0.14          $0.00
         Earnings per share -- diluted
            As reported                    $0.41            $0.50          $0.30
            Pro forma                      $0.09            $0.13          $0.00

      The pro forma effect on net income and earnings per share for fiscal 1997, 1998 and fiscal 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                          Year Ended June 30,
                             --------------------------------------------
                                     1997             1998           1999
                                     ----             ----           ----
  Stock option plans:
     Expected dividend yield         0.0%             0.0%           0.0%
     Expected   stock  price        65.0%            65.0%          65.0%
     volatility
     Risk free interest rate         6.4%             5.6%           5.7%
     Expected     life    of         3.09             3.57           3.04
     options (years)

  Stock purchase plan:
     Expected dividend yield         0.0%             0.0%           0.0%
     Expected   stock  price        65.0%            65.0%          65.0%
     volatility
     Risk free interest rate         5.4%             5.3%           4.9%
     Expected     life    of         0.50             0.50           0.50
     options (years)

      The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under stock option plans during fiscal 1997, 1998 and 1999 was $7.51, $11.18 and $10.20 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during fiscal 1997, 1998 and 1999 was $7.46, $5.75 and $5.29 per share, respectively.

401(k) Plan

      The Company adopted a 401(k) plan for its employees whereby currently eligible employees may contribute up to 15% of their earnings, on a pre-tax basis, subject to the maximum amount permitted by the Internal Revenue Code. Under the 401(k) plan, the Company may make contributions at the discretion of the Board of Directors. During fiscal 1997,1998 and 1999, the Company matched employee contributions up to $800 per contributor per plan year.


NOTE 7 - SEGMENT INFORMATION AND INTERNATIONAL OPERATIONS

      The Company operates in one business segment, providing telecommunications access equipment.

      The following is a summary of the Company's operations:

                                                 Year Ended June 30,
                                         1997           1998            1999
                                    -------------  --------------  -------------
                                                   (in thousands)
Revenues from third party customers:
  United States                        $   72,679      $   97,358    $    89,554
  Asia                                      3,452           2,996            873
  Europe                                      355             954            717
  Latin America                             1,872             990          1,279
                                    -------------  --------------  -------------
                                       $   78,358     $   102,298    $    92,423
                                    =============  ==============  =============

Income (loss) from operations:
  United States                        $   15,114      $   18,060     $    9,949
  Asia                                      1,025           1,216          (829)
  Europe                                  (1,706)           (796)        (1,586)
  Latin America                               780           (109)            101
                                    -------------  --------------  -------------
                                       $   15,213      $   18,371     $    7,635
                                    =============  ==============  =============

                                                              June 30,
                                                   -----------------------------
                                                       1998            1999
                                                   -------------   -------------
                                                           (in thousands)
Identifiable assets:
  United States                                      $   137,104     $   123,950
  Asia                                                       307             385
  Canada                                                     646           1,533
  Europe                                                     683             453
  Latin America                                               17             303
                                                    ============   =============
                                                     $   138,757     $   126,624
                                                    ============   =============

      The Company derived 7%, 5% and 3% of its revenues from direct sales to international customers in fiscal 1997, 1998 and 1999, respectively.


NOTE 8 - CONCENTRATION OF SALES AND CREDIT RISK

      The following table summarizes the percentage of revenues accounted for by the Company's significant customers:

                                                  Year Ended June 30,
                                       -----------------------------------------
                                            1997           1998         1999
                                            ----           ----         ----
Paradyne                                     30%           15%          29%
ALS(1)                                       (a)           (a)          13%
Motorola                                     15%           11%          13%
ADC Telecommunications                       12%           29%          (a)
DSC                                          10%           (a)          (a)

(a) - Amounts not provided as revenues for the period were less than 10% of the total. (1) - AT&T Local Services ("ALS") was formerly known as Teleport Communications Group ("Teleport").

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

NOTE 9 - COMMITMENTS

     The Company's principal offices are located in two facilities, totaling 118,281 square feet, leased by the Company in Fremont, California. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through December 31, 2005. In addition, the Company leases a facility, totaling 29,840 square feet, in Fremont, California that it subleases to a third party under a three year sublease that commenced in April 1999. The lease on this facility, which is classified as a non-cancelable operating lease, expires in December 2005.The Company also leases facilities in other locations. The leases on these facilities, which are classified as non-cancelable operating leases, expire on various dates through December 31, 2005.

      Future minimum lease payments under all noncancelable operating leases are as follows:

Year Ending June 30,
                                                      (In thousands)
2000                                                     $   2,192
2001                                                         2,157
2002                                                         2,144
2003                                                         2,167
2004                                                         2,104
Thereafter                                                   1,184
                                                       ------------
Total minimum payments                                   $  11,948
                                                       ============

Rent expense under facility leases totaled $941,000, $1,365,000 and $2,350,000 during fiscal 1997, 1998 and 1999, respectively.

      In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases expire at various dates through 2001. Property and equipment at June 30, 1998 and 1999 include assets acquired under capitalized leases of $351,000 and $172,000, with related accumulated amortization of $272,000 and $70,000, respectively. Future minimum payments under capitalized leases are not material.

NOTE 10 - SUBSEQUENT EVENTS

Effective July 2, 1999, Peter Hauser resigned. Mr. Hauser was the Company's Senior Vice-President of International Sales.

Effective August 16, 1999, Carol H. Sharer was appointed to serve on the Company's Board of Directors.

Effective July, 1999, Lip-Bu Tan and Marino Polestra resigned from the Company's Board of Directors.

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

(a)(3)  and (c).  The  following  exhibits  are  filed  herewith  or incorporated  by reference:

Exhibit
Number     Exhibit Title

2.01       Premisys  California   Acquisition   Agreement  between  Premisys
           Communications Holdings, Inc. and Premisys Communications Pte. Ltd., dated as of March 12, 1992, and exhibits thereto.(1)
2.02       Exchange   Agreement   by  and  among   Premisys   Communications
           Holdings,   Inc.  and  the  shareholders,   warrant  holders  and
           noteholders of Premisys Communications Pte. Ltd., dated as of March 12, 1992, and material exhibits thereto.***(1)
2.03       Form  of   Agreement   and  Plan  of  Merger  by  and  among  the
           Registrant, Premisys Communications Holdings, Inc. and Premisys Communications, Inc.(1)
3.01 Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on April 12, 1995.(2)
3.02 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Premisys Communications, Inc.(4)
3.03 Certificate of Designations Specifying the Terms of the Series A Junior Participating Preferred Stock of Premisys Communications,
           Inc. (15)
3.04       Registrant's Bylaws, as amended.(1)
4.02 Investors' Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992, October 22, 1993, December 14, 1993, February 18, 1994
           and May 9, 1994 among Registrant and various investors.(1)
4.03 Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)
4.04 Rights Agreement dated September 18, 1998 between Registrant and ChaseMellon Shareholder Services LLC, as Rights Agent. (15)
+10.01     Registrant's   1992  Stock  Option  Plan  and  related  documents.(1)
+10.02     Registrant's  1994  Stock  Option  Plan  and  related  documents.(10)
+10.03     Registrant's 1995 Directors Stock Option Plan and related
           documents.(1)
+10.04     Registrant's  1995  Employee  Stock  Purchase  Plan  and  related documents.(1)
+10.06 Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus Auerbuch, dated as of March 12, 1992.**(1)
10.08      Form of Indemnity  Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09 Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and Registrant dated as of August 2, 1990.(1)
10.10 Agreement for Purchase and Sale of Assets by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992, including Bill of Sale.(1)
10.11 Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992.(1)
10.12      Agreement    Regarding    Payment   by   and   between   Premisys
           Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of September 30, 1992.(1)
10.13 Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of July 1, 1995.
           (6)
10.15 Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 4, 1992.(1)
10.16 Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated October 4, 1993, as amended to date.(1)
10.19 OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4, 1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20 Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21      Co-Development   Agreement  between   Registrant  and  AT&T  Paradyne
           Corporation, dated as of September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22 Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies Corporation, effective as of March 31, 1994.**(1)
10.23 Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24      Manufacturing   Agreement  by  and  between   Registrant  and  Eltech
           Electronics  Technology  (M)  SDN  BHD  (Malaysia)  as  of  July  22,
           1996.**(6)
10.26      Original  Equipment  Manufacturer (OEM) Volume Purchase Agreement
           between   Registrant  and  Motorola,   Inc.  dated  December  21,
           1994.**(1)
+10.27 Employment Agreement by and between Premisys Communications Holdings, Inc. and Riley R. Willcox dated as of February 10, 1994.(1)
10.28      Amendment  No.  4  to  OEM   Agreement  by  and  among   Premisys
           Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29 Registrant's Management Salary and Incentive Plan for the Fiscal Year Ended June 30, 1996.(3)
10.30 Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California.(16)***
10.31 Amendments Number 5 and 6 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of April 1, 1995. (5)**
+10.32 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1997.(6)
10.33      Amendment  Number 7 and 8 to OEM  Agreement  by and between  Premisys
           Communications,   Inc.,   a  Delaware   Corporation,   and   Paradyne
           Corporation, dated as of December 2, 1996.**(9)
10.34      First   Amendment  to  Lease   Agreement  by  and  between   Premisys
           Communications, Inc. and Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at 48800 Milmont Drive,
           Fremont,   California   (formerly   48700  Milmont  Drive,   Fremont,
           California). (8)
10.35 Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated August 9, 1996. (7)

10.36 Manufacturing Agreement by and between Premisys Communications, Inc. and CMC Mississippi, Inc. as of January 9, 1997. (11)**
10.37      Amendment   Number  9  OEM   Agreement   by  and   between   Premisys
           Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of May 13, 1997. (11)**
10.38      Employment Agreement by and between Premisys  Communications Inc.
           and Nicholas Williams dated as of March 31, 1997. (11)
+10.39 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1998. (11)
10.40 License Agreement dated December 27, 1996 between Premisys Communications, Inc. and Positron Fiber Systems Corporation. **
           (11)
+10.41 Employment Status Change Agreement by and between Premisys Communications, Inc. and William J. Smith dated as of October
           31, 1997. (12)
+10.42 Employment Agreement by and between Premisys Communications, Inc. and Peter Hauser dated as of January 5, 1998. (13)
10.43 Third Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated January 8, 1998. (14)
+10.44 Employment Status Change Agreement by and between Premisys Communications, Inc. and Riley R. Willcox dated as of July 16, 1998.(16)
+10.45 Employment Agreement by and between Premisys Communications, Inc. and John J. Hagedorn dated as of June 1, 1998.(16)
+10.46     Amendment  to  Employment   Agreement  by  and  between  Premisys
           Communications, Inc. and John J. Hagedorn dated as of July 14, 1998.(16)
+10.47 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1999.(16)
10.48 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated June 4, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.(16)
10.49 First Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company dated July
           20, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.(16)
10.50 OTC Issuer Stock Option Master Agreement with amendment dated September 9, 1998.(17)
+10.51 Registrant's Management Incentive Plan for the fiscal year ended June 30, 2000.
10.52      Master Purchase Agreement between Premisys Communications,  Inc., a Delaware corporation, and Teleport Communications Group Inc., dated as of October 15, 1997.*
21.01      List of Registrant's subsidiaries.
23.01      Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01      Power of Attorney (See page 53 of this Form 10-K).
27.01      Financial Data Schedule.
-----------

  (1) Incorporated herein by reference to the exhibit bearing the same number in the Registrant's Registration Statement on Form 8-A (No. 0-25684) filed with the Securities and Exchange Commission on September 22, 1998.

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

 (10) Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed January 15, 1999 (File No. 333-70739).

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

 (16) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-K (File No. 0-25684) for the fiscal year ended June 26, 1998 filed September 24, 1998.

 (17) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 25, 1998 filed November 25, 1998.

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

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended June 30, 1999.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 24th day of September, 1998.

                                                   PREMISYS COMMUNICATIONS, INC.

                                                   By: /s/Nicholas J. Williams
                                                  ------------------------------
                                                       Nicholas J. Williams
                                                       Chief  Executive Officer


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

Name                             Title                          Date
Principal Executive Officer:


/s/Nicholas J. Williams          Chief Executive Officer,     September 23, 1999
-----------------------------    President, Chief Operating
Nicholas J. Williams             Officer and a Director

Principal Financial Officer:


/s/John J. Hagedorn              Senior Vice President,       September 23, 1999
-----------------------------    Finance and Administration
John J. Hagedorn                 Chief Financial Officer
                                 and Secretary


Principal Accounting Officer:


/s/Robert W. Dilfer            Vice President and Controller  September 23, 1999
-----------------------------
Robert W. Dilfer


Additional Directors:


/s/Raymond C. Lin                Chairman of the Board of     September 23, 1999
-----------------------------    Directors
Raymond C. Lin


/s/Boris J. Auerbuch             Director                     September 23, 1999
---------------------------------
Boris J. Auerbuch


/s/Carol H. Sharer               Director                     September 23, 1999
---------------------------------
Carol H. Sharer


/s/Edward A. Keible              Director                     September 23, 1999
---------------------------------
Edward A. Keible

      SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

      -----------

      EXHIBITS
      to
      Form 10-K
      Under
      THE SECURITIES ACT OF 1933
      -----------

      PREMISYS COMMUNICATIONS, INC.

Exhibit Index
Exhibit
Number     Exhibit Title

2.01       Premisys  California   Acquisition   Agreement  between  Premisys
           Communications Holdings, Inc. and Premisys Communications Pte. Ltd., dated as of March 12, 1992, and exhibits thereto.(1)
2.02       Exchange   Agreement   by  and  among   Premisys   Communications
           Holdings,   Inc.  and  the  shareholders,   warrant  holders  and
           noteholders of Premisys Communications Pte. Ltd., dated as of March 12, 1992, and material exhibits thereto.***(1)
2.03       Form  of   Agreement   and  Plan  of  Merger  by  and  among  the
           Registrant, Premisys Communications Holdings, Inc. and Premisys Communications, Inc.(1)
3.01 Registrant's Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on April 12, 1995.(2)
3.02 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Premisys Communications, Inc.(4)
3.03 Certificate of Designations Specifying the Terms of the Series A Junior Participating Preferred Stock of Premisys Communications,
           Inc. (15)
3.04       Registrant's Bylaws, as amended.(1)
4.02 Investors' Rights Agreement, dated as of March 12, 1992, as amended June 15, 1992, October 22, 1993, December 14, 1993, February 18, 1994
           and May 9, 1994 among Registrant and various investors.(1)
4.03 Waiver Relating to and Amendment of Investors' Rights Agreement dated as of July 24, 1995 among Registrant and various investors.(3)
4.04 Rights Agreement dated September 18, 1998 between Registrant and ChaseMellon Shareholder Services LLC, as Rights Agent. (15)
+10.01     Registrant's   1992  Stock  Option  Plan  and  related  documents.(1)
+10.02     Registrant's  1994  Stock  Option  Plan  and  related  documents.(10)
+10.03     Registrant's 1995 Directors Stock Option Plan and related
           documents.(1)
+10.04     Registrant's  1995  Employee  Stock  Purchase  Plan  and  related documents.(1)
+10.06 Founders Agreement by and among Registrant, Raymond Lin, Boris Auerbuch and Marcus Auerbuch, dated as of March 12, 1992.**(1)
10.08      Form of Indemnity  Agreement entered into by Registrant with each of its directors and executive officers.(1)
10.09 Warranty and Indemnification Agreement by and among Raymond Lin, Boris Auerbuch and Registrant dated as of August 2, 1990.(1)
10.10 Agreement for Purchase and Sale of Assets by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992, including Bill of Sale.(1)
10.11 Technology Cost and Risk Sharing Agreement by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of January 1, 1992.(1)
10.12      Agreement    Regarding    Payment   by   and   between   Premisys
           Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of September 30, 1992.(1)
10.13 Technology Cost and Risk Sharing Agreement Amendment by and between Premisys Communications, Inc., a California corporation, and Premisys Communications Pte. Ltd., dated as of July 1, 1995.
           (6)
10.15 Option Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 4, 1992.(1)
10.16 Series C Preferred Stock Purchase Agreement by and between Registrant and AT&T Paradyne Corporation, dated as of December 14, 1993 and material exhibits thereto.***(1)
10.18 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated October 4, 1993, as amended to date.(1)
10.19 OEM Agreement by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of December 4, 1992, as amended July 8, 1993, March 17, 1994 and May 24, 1994.**(1)
10.20 Extension Agreements by and among Premisys Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation, dated as of June 30, 1993 and July 12, 1993 and September 30, 1993.**(1)
10.21      Co-Development   Agreement  between   Registrant  and  AT&T  Paradyne
           Corporation, dated as of September 30, 1993, as amended November 9, 1993 and May 25, 1994.**(1)
10.22 Private Label Purchase/Resale Agreement by and between Registrant and DSC Technologies Corporation, effective as of March 31, 1994.**(1)
10.23 Purchase/Resale Agreement by and between Registrant and ADC Telecommunications, Inc., effective as of January 1, 1994.**(1)
10.24      Manufacturing   Agreement  by  and  between   Registrant  and  Eltech
           Electronics  Technology  (M)  SDN  BHD  (Malaysia)  as  of  July  22,
           1996.**(6)
10.26      Original  Equipment  Manufacturer (OEM) Volume Purchase Agreement
           between   Registrant  and  Motorola,   Inc.  dated  December  21,
           1994.**(1)
+10.27 Employment Agreement by and between Premisys Communications Holdings, Inc. and Riley R. Willcox dated as of February 10, 1994.(1)
10.28      Amendment  No.  4  to  OEM   Agreement  by  and  among   Premisys
           Communications Holdings, Inc., Premisys Communications, Inc., a California corporation, and AT&T Paradyne Corporation dated as of March 6, 1995.**(1)
+10.29 Registrant's Management Salary and Incentive Plan for the Fiscal Year Ended June 30, 1996.(3)
10.30 Lease Agreement by and between Premisys and Berg & Berg Enterprises, Inc., dated October 24, 1995, for the premises located at 48700 Milmont Drive, Fremont, California.(16)***
10.31 Amendments Number 5 and 6 to OEM Agreement by and between Premisys Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of April 1, 1995. (5)**
+10.32 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1997.(6)
10.33      Amendment  Number 7 and 8 to OEM  Agreement  by and between  Premisys
           Communications,   Inc.,   a  Delaware   Corporation,   and   Paradyne
           Corporation, dated as of December 2, 1996.**(9)
10.34      First   Amendment  to  Lease   Agreement  by  and  between   Premisys
           Communications, Inc. and Berg & Berg Enterprises, Inc., dated September 17, 1996, for the premises located at 48800 Milmont Drive,
           Fremont,   California   (formerly   48700  Milmont  Drive,   Fremont,
           California). (8)
10.35 Second Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated August 9, 1996. (7)

10.36 Manufacturing Agreement by and between Premisys Communications, Inc. and CMC Mississippi, Inc. as of January 9, 1997. (11)**
10.37      Amendment   Number  9  OEM   Agreement   by  and   between   Premisys
           Communications, Inc., a Delaware Corporation and AT&T Paradyne Corporation, dated as of May 13, 1997. (11)**
10.38      Employment Agreement by and between Premisys  Communications Inc.
           and Nicholas Williams dated as of March 31, 1997. (11)
+10.39 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1998. (11)
10.40 License Agreement dated December 27, 1996 between Premisys Communications, Inc. and Positron Fiber Systems Corporation. **
           (11)
+10.41 Employment Status Change Agreement by and between Premisys Communications, Inc. and William J. Smith dated as of October
           31, 1997. (12)
+10.42 Employment Agreement by and between Premisys Communications, Inc. and Peter Hauser dated as of January 5, 1998. (13)
10.43 Third Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company, dated January 8, 1998. (14)
+10.44 Employment Status Change Agreement by and between Premisys Communications, Inc. and Riley R. Willcox dated as of July 16, 1998.(16)
+10.45 Employment Agreement by and between Premisys Communications, Inc. and John J. Hagedorn dated as of June 1, 1998.(16)
+10.46     Amendment  to  Employment   Agreement  by  and  between  Premisys
           Communications, Inc. and John J. Hagedorn dated as of July 14, 1998.(16)
+10.47 Registrant's Management Incentive Plan for the fiscal year ended June 30, 1999.(16)
10.48 Lease Agreement by and between Registrant and Aetna Life Insurance Company, dated June 4, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.(16)
10.49 First Amendment to Lease Agreement by and between Premisys Communications, Inc. and Aetna Life Insurance Company dated July
           20, 1998 for the premises located at 48634 Milmont Drive, Fremont, California.(16)
10.50 OTC Issuer Stock Option Master Agreement with amendment dated September 9, 1998.(17)
+10.51 Registrant's Management Incentive Plan for the fiscal year ended June 30, 2000.
10.52      Master Purchase Agreement between Premisys Communications,  Inc., a Delaware corporation, and Teleport Communications Group Inc., dated as of October 15, 1997.*
21.01      List of Registrant's subsidiaries.
23.01      Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.01      Power of Attorney (See page 53 of this Form 10-K).
27.01      Financial Data Schedule.
-----------

  (1) Incorporated herein by reference to the exhibit bearing the same number in the Registrant's Registration Statement on Form 8-A (No. 0-25684) filed with the Securities and Exchange Commission on September 22, 1998.

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

 (10) Incorporated by reference to Exhibit 4.04 in Registrant's Form S-8 Registration Statement filed January 15, 1999 (File No. 333-70739).

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

 (16) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-K (File No. 0-25684) for the fiscal year ended June 26, 1998 filed September 24, 1998.

 (17) Incorporated by reference to the exhibit bearing the same number in Registrant's Form 10-Q (File No. 0-25684) for the quarter ended September 25, 1998 filed November 25, 1998.

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

                                                                  Exhibit 10.51
                         Management Incentive Plan for FY2000
                            Premisys Communications, Inc.
                     Compensation Committee of Board of Directors
                                    July 22, 1999

I. Participation
   A. Participants ("Participants") are executives and managers that have an impact of the overall success of the Company.
   B. Participants must be full-time, regular employees as of the last day of each bonus period to earn a bonus.
   C. Participants of the Management Incentive Plan can not participate in profit sharing plan.
II.   Bonus Formula
   A. The target individual bonuses are set as a percentage of annual salaries and reflect bonuses paid to individuals in comparable positions at other companies and their responsibilities at Premisys.
B. Operating Profit in all calculations for non-Engineering participants is the consolidated operating profit before accruals for Management Bonus and the Profit Sharing Plans ("Pre-bonus Operating Profit").
C. Operating Profit in all calculations for Engineering participants is the consolidated product line gross profit less Engineering expense and before accruals for Management Bonus and the Profit Sharing Plans ("Pre-bonus Operating Profit").
D. The basis of earning bonuses varies with the responsibilities of the manager:
      1. CEO and CFO - Company performance; measured as actual Pre-bonus Operating Profit versus plan
      2. Senior VP Sales - product revenue (through his sales commission plan), individual goal accomplishments and actual Pre-bonus Operating Profit versus plan
      3. All other participants - combination of actual Pre-bonus Operating Profit versus plan and achievement of individual goals, with specific portions of their bonuses tied to the accomplishment of each goal.
   E. The Company performance bonuses that are tied to actual Pre-bonus Operating Profit versus plan will be calculated as follows: 1. The earned bonus is the product of individual bonus percentage of planned
         Pre-bonus Operating Profit times the actual Pre-bonus Operating Profit.
      2. If actual Pre-bonus Operating Profit versus plan is120% or more of Plan for the complete fiscal year, the earned bonus is the product of individual bonus percentage of planned Pre-bonus Operating Profit times the ratio of the actual/planned Pre-bonus Operating Profit times the actual Pre-bonus Operating Profit.
      3. Individual Bonuses are capped at two times target dollar bonuses.
   F. Bonuses based upon the accomplishmentof individualgoals will be determined by the CEO in conjunction with the individual's direct manager. The target levels represent bonuses to be paid upon achievement of goals on a timely basis; to the degree goals are accomplished later or earlier than expected, and to the degree the goal completion represented lesser or greater effort than expected, actual bonuses can be from zero to 150% of the target levels.
G. No bonus payments to executive officers are made if actual Pre-bonus Operating Profit is less than 75% of Plan.
H. For all non-executive officer participants, no bonus payments based on Pre-bonus Operating Profit are made if actual Pre-bonus Operating Profit is less than 75% of Plan, and no bonus payments based on individual goals are made if actual Pre-bonus Operating Profit is less than 50% of Plan
   I. Management bonuses will be calculated for the first half and the second half of each fiscal year and be paid within 30 days after the end of each six-month period.
III.  Authorization
   A. The Plan and participation must be approved at the beginning of each fiscal year by the Compensation Committee of the Board of Directors.
   B. The Compensation Committee of the Board of Directors has the authority to adjust amounts paid out based upon corporate performance based upon its assessment of the overall accomplishments of the management team.

                                                                   Exhibit 10.52
                              ** Confidential treatment has been requested with respect to the information contained within the "[**]" markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                              MASTER PURCHASE AGREEMENT


This Agreement is between Premisys Communications, Inc., a Delaware corporation (hereinafter called "Vendor"), having its office at 48664 Milmont Drive, Fremont, California 94536 and Teleport Communications Group Inc. (hereinafter called "Customer") having a place of business at One Teleport Drive, Suite 301, Staten Island, New York 10311.

                                     WITNESSETH:

     WHEREAS, Teleport Communications Group Inc. (TCG) is currently engaged in establishing metropolitan area networks ("MANS") to provide local communications services in various cities throughout the United States, and

     WHEREAS, the entities which will establish such MANS (individually, a "MANS Entity") may either be wholly or partly owned by TCG, and

      WHEREAS, Vendor and TCG wish to set forth a standard set of general terms and conditions which will facilitate the ability to obtain the Products and/or Services (listed in Exhibit A) which may be purchased from time to time from Vendor by any MANS Entity, and

     WHEREAS, as used herein the term TCG or Customer shall include, where applicable, Teleport Communications Group, Inc. and such other MANS Entities which are wholly or partly owned by TCG;

      NOW THEREFORE, it is mutually agreed as follows:

1.   ORDERS

     1.1 All orders are subject to acceptance and acknowledgment at PREMISYS' California office. PREMISYS will use its best efforts to acknowledge CUSTOMER's order using PREMISYS' Sales Order Acknowledgment form within twenty-four (24) hours. This Agreement supersedes the terms of CUSTOMER's Purchase Order and preprinted terms on Premisys' Order Acknowledgment.

     Orders shall:

            (a) be in writing on paper with CUSTOMER's form (can be received via facsimile transmission); electronic transmission of orders are acceptable if they meet all of the conditions in this Section 1;

            (b) include CUSTOMER's purchase order number and/or a signature of an authorized employee of CUSTOMER (to be provided by CUSTOMER);

            (c) adhere to the terms and conditions as in Section 3 of this Agreement;

            (d) have correct equipment and options description (including item numbers and part numbers if shown for that item in the price list);

            (e) have correct purchase price in accordance with Exhibits A and of this Agreement or any amendments hereto;

            (f) provide tax status for each "ship to" location including exemption certificate number if tax exempt, either on the order or separate notice prior to shipment;

            (g) have firm shipment schedules, with shipment date, extended not more than ninety (90) days from date of order; and

            (h) specify exact "ship to" and "invoice to" place of business.


     1.2  All orders shall be sent to:

           PREMISYS Communications, Inc.
           ATTN: Customer Service
           48664 Milmont Drive
           Fremont, CA 94538
           Phone:  (510) 353-7600     Fax:  (510) 353-7601

     1.3 Delivery - Within two (2) business days after acceptance of order providing such orders are approximately as forecasted. PREMISYS will endeavor and use best commercial efforts to ship such orders within twenty-four (24) hours of acceptance and other short-term orders requested by CUSTOMER for products and quantities as shown in Exhibits E and F.

     1.4   Shipment of Orders

     1.4.1 All shipments shall be accompanied by a detailed packing list which will reference the PREMISYS part number for the Product, the purchase order number the shipment is against, the customer item number, and the quantity in each shipment covered by the packing list.

     1.4.2 All shipment containers shall be marked and identified with the necessary shipping information, including name and address of CUSTOMER or other designated consignee, and consignor.

     1.4.3 CUSTOMER may specify carrier and mode of transportation on each individual purchase order. All shipments shall be made freight collect. If CUSTOMER fails to indicate the carrier and mode of transportation, CUSTOMER grants PREMISYS authority to select carrier and mode of transportation required to meet CUSTOMER's delivery requirements.

     1.4.4 Vendor will pack the Products purchased hereunder for transport in accordance with its commercial standards and will deliver the Products to a carrier of the mode of transportation selected by Vendor unless otherwise agreed upon by the parties.

     1.4.5 Products will be shipped to Customer's specified delivery point FOB shipping point, freight prepaid and billed. Such prepaid transportation charges will be so identified as a separate line item on Vendor's invoice or will be separately billed to Customer on NET 30 DAY terms if applicable due to special handling requested by Customer.


2.    PRICES

      (a)  Products

           The price of the Products during the term of this Agreement shall be as listed in Exhibit A.

      (b)  Services

           (1) Prices for Training and Installation shall be those contained in Exhibit A.

           (2) Prices for Services not listed in Exhibit A shall be those contained in Vendor proposals issued from time to time.

      (c)   Volume Discounts; forecasts

           (1) There shall be no minimum purchase requirement.

           (2) Customer will be invoiced only for Products ordered by Customer via Purchase Orders. Customer has no liability for Product purchases beyond issued Purchase Orders.

           (3) Customer shall submit to Vendor a six month (6) month rolling forecast of Product purchases which will be updated quarterly and is non-binding.

      PREMISYS shall sell the Products to CUSTOMER without right of return except as expressly provided in Exhibit "B" attached hereto.


3.    PAYMENT

      Payment for Products shall be due NET THIRTY (30) DAYS from the date of invoice by Customer. Such invoice shall be sent to Customer at the time of shipment of the Products. Payment for Services ordered by the Customer and performed by Vendor shall be due net thirty 30 days from the Vendor's invoice date by Customer. Vendor shall give Customer a two percent (2%) discount on all Products and Services if payment is made by Customer within ten (10) days from the invoice date. No penalties will be imposed for orders for which payment has been made within sixty (60) days.


4.          TRANSFER OF TITLE AND RISK OF LOSS; SOFTWARE LICENSE

      (a) Title to the Products, except for software, shall pass from Vendor to Customer upon delivery by the Vendor to the carrier. In the event of loss or damage during shipment, the Vendor will take the action to resolve such issues with the carrier, including any and all insurance claims. If lost Products cannot be recovered within twenty-four (24) hours,Vendor will replacesuchlost products and any damaged productsat no additionalcost to Customer.Customer willassist Vendor in asserting any claim against the involved carrier. Any damaged or recovered Products or paid claims will be returned to Vendor.

      (b) Title to software shall remain with Vendor. Unless otherwise stipulated by Vendor, Vendor grants to Customer a fully paid up, non-exclusive, nontransferable license to use the software solely in conjunction with Vendor-provided Products. The software and license to use such software is considered Vendor proprietary information. The foregoing license does not include any right of Customer to sublicense or assign the software without the prior written approval of Vendor.

      Customer may only make copies sufficient for backup operational logistics.

5.    LABOR HARMONY; ACCESS TO CUSTOMER PREMISES

      Customer shall familiarize Vendor with the labor/management relationships at Customer working sites, and Vendor shall conduct its activities in such a manner as to avoid: (i) any interruption of work and services at the Customer sites; and (ii) any interference with the work or activities of other parties. Whenever Vendor has knowledge of any actual or potential labor dispute, it shall immediately give the MANS Entity notice thereof and all relevant information it has with respect thereto. Vendor assumes the risk for any disruption of the work due to a labor dispute caused directly by an act or omission of Vendor, and such labor dispute, or the settlement thereof, shall not be grounds for any change in the terms of this Agreement. In the event of an actual or potential labor dispute, Vendor agrees to cooperate with the Customer to minimize the effect such disruption may have at such site. Vendor shall be responsible for its costs in resolving or averting any such labor dispute.

6.          TAXES

      (a) Prices for Products and, if applicable, software do not include any state, federal, county or local sales, or use taxes applicable to the sale, delivery, or use of said Products, and the Customer expressly agrees to pay to vendor (in addition to the Prices specified), the amount of any such taxes that may be imposed upon and therefore payable by Vendor as shall be determined by the shipping destination specified in the Customers Purchase Order.

            All sales and use taxes, will be itemized separately on the invoice and billed to the Customer by Vendor unless Customer has supplied valid tax exemption certificates or equivalent legal waiver documents.

      (b) All other taxes of every nature and kind, including without limitation franchise, net or gross income, license, occupation, or property taxes on Vendor-owned property shall be the responsibility of Vendor and Customer shall have no obligation to Vendor therefor.

      (c) Customer shall have the right to pay tax under protest for the levy of any such sales or use taxes and, in-such event, Vendor shall provide such assistance and information as may be required by any taxing authority in connection with such protest and appeals.


7.    DOCUMENTATION

      (a) At no additional charge, Vendor will furnish one manual for each enclosure ordered. The instruction books shall contain sections on theory, operation, installation, and maintenance of the equipment.

      (b) In the event that Vendor is contracted by Customer to engineer and/or install equipment, Vendor documentation will include engineering drawings covering physical installation, wiring, and connectivity, and, if applicable, as-built drawings.

9.    WARRANTIES

      (a)   Hardware Warranty

      1. All Product is warranted to perform, when given normal, proper and intended usage, substantially in accordance with the published release specifications for each Product and, except for Licensed Software, against defects in materials and workmanship.

      2. PREMISYS warrants to Customer only that to the extent that any Product delivered under this Agreement is hardware, such Product shall be free from defects in workmanship and materials under normal use and service for a period of five (5) years from date of PREMISYS shipment of the Product to CUSTOMER. PREMISYS makes no warranty to anyone other than Customer including no warranty to any customer of Customer except as set forth in PREMISYS' limited warranty accompanying delivery of Product, if any. CUSTOMER may assign its warranty to its customers subject to the terms of this section.

      If    during  the  stated   warranty   period  any  defect  in   material,
            workmanship or design is discovered in any Product covered by the above warranty PREMISYS shall, at PREMISYS' sole option, (1) repair or replace any such Products which are returned by Customer or (2) refund (or credit at Customer's option) the purchase price provided that: (a) PREMISYS is promptly notified in writing upon discovery of such defect, which notice shall contain a reasonable explanation of any alleged deficiency and be delivered to PREMISYS prior to the expiration of the applicable warranty period; (b) such Product is promptly returned to PREMISYS after issuance of a return material authorization (RMA) by PREMISYS, freight prepaid to PREMISYS' Warranty Repair Department; and (c) PREMISYS is satisfied upon examination that claimed deficiencies actually exist and were not caused by accident, misuse, neglect, alteration, improper installation, improper repair, improper testing, lightning, fire, flood, or earthquake. No troubles found (NTF) will be billed at a charge of $100 per occurrence. PREMISYS shall have twenty (20) business days to make repairs to or replace Products found to be defective. Unauthorized modifications or alterations of Product shall invalidate this warranty. PREMISYS shall return all Products repaired or replaced under warranty freight prepaid to Customer.



      (3)   Limitations of Warranty

            CORRECTION OF DEFECTS BYREPAIR, REPLACEMENT,SERVICE OR REFUNDWILL BE AT VENDOR'S OPTION AND CONSTITUTE FULFILLMENT OF ALL OBLIGATIONS TO CUSTOMER FOR BREACH OF WARRANTY.

            Vendor assumes no warranty liability with respect to defects in the product caused by:

            (i) Other manufacturer's equipment purchased by Vendor and resold to Customer will be limited to that manufacturer's warranty. Vendor shall assign the manufacturer's warranty to Customer. Vendor assumes no warranty liability for other manufacturer's equipment furnished by Customer.

            (ii) No agent, Customer, or representative is authorized to make any warranties on behalf of Vendor or to assume for Vendor any other liability in connection with any Vendor Product or Service.


       (b)  Software Program License And Warranty

      1.    License

      1.1 Subject to the following terms and conditions PREMISYS grants to CUSTOMER and CUSTOMER accepts a perpetual, non-exclusive license to use the object code software provided by PREMISYS (the Licensed Program) only with PREMISYS equipment with all copyright, patent and intellectual property rights remaining the sole property of PREMISYS.

      1.2 CUSTOMER shall receive software support and upgrades for the Licensed Program in accordance with the applicable then current PREMISYS software support policy in effect and upon payment of any applicable fees.

      2.    Protection and Security of Licensed Programs

      2.1 CUSTOMER acknowledges and agrees that the Licensed Program contains proprietary and confidential information of PREMISYS and/or its third party supplier. CUSTOMER agrees to protect the confidential and proprietary nature of the Licensed Program in the same manner that it protects its own confidential information of like value, provided that CUSTOMER will in all cases use reasonable care to protect the Licensed Program.

      2.2 CUSTOMER shall not use, print, copy, translate, adapt, create derivative works from, record, transmit, display, disclose, publish, encumber by way of security interest or otherwise pledge or transfer, modify, assign, distribute, rent, loan or make available to any third party the Licensed Program in whole or in part, except as expressly provided in this Agreement.

      2.3 CUSTOMER shall refrain from and shall prevent others from decompiling or applying any procedure to the Licensed Program, including reverse engineering or any similar process, in order to derive and/or appropriate for use, the source code or source listings for the Licensed Program.

      3.    Term

      3.1 This Agreement shall become effective for each Licensed Program upon delivery of the Licensed Program to CUSTOMER.

      3.2 PREMISYS may terminate said license upon notice to CUSTOMER if CUSTOMER breaches any provision of this Agreement and fails to cure such breach within thirty (30) days of notice thereof, or if CUSTOMER becomes bankrupt, makes an assignment for the benefit of creditors or a trustee is appointed for CUSTOMER, or if the assets of CUSTOMER vest in or become subject to the rights of any trustee, receiver, board, tribunal, commission or any body, corporate or person, other than CUSTOMER, or if bankruptcy, reorganization or insolvency proceedings are instituted against CUSTOMER and are not dismissed within 30 days.

      4.    Limited Warranties

      4.1 PREMISYS warrants that when the Licensed Program is delivered that it will function substantially in accordance with the functional description set out in the applicable portion of the version of the user manual supplied with the License Program when used in accordance with such user manual. This warranty will be conclusively deemed to be satisfied unless CUSTOMER gives PREMISYS notice within 90 days of the date PREMISYS ships the original copy of such Licensed Program that the warranty has not been met, in which case PREMISYS shall have the opportunity to make repeated efforts within a reasonable time to satisfy its obligations under this warranty. If, after repeated efforts, CUSTOMER notifies PREMISYS that this warranty has not been met, PREMISYS will take back the Licensed Program and refund to CUSTOMER all amounts paid by CUSTOMER hereunder with respect to such Licensed Program.

      4.2 THE WARRANTY SET OUT IN SECTION 4.1 SHALL CONSTITUTE THE SOLE LIABILITY OF PREMISYS AND THE SOLE REMEDY OF CUSTOMER FOR ANY FAILURE OF ANY PROGRAM TO FUNCTION AS WARRANTED.

      4.3 EXCEPT AS EXPRESSLY PROVIDED HEREIN THERE ARE NO WARRANTIES, CONDITIONS OR REPRESENTATIONS EXPRESS OR IMPLIED BY STATUTE, USAGE, CUSTOM OF THE TRADE OR OTHERWISE WITH RESPECT TO THE LICENSED PROGRAMS PROVIDED BY PREMISYS HEREUNDER, INCLUDING BUT NOT LIMITED TO, WARRANTIES OR REPRESENTATIONS OF WORKMANSHIP, MERCHANTABILITY, SUITABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR DURABILITY, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, PREMISYS DOES NOT WARRANT THAT THE LICENSED PROGRAM WILL MEET ALL OF CUSTOMER'S NEEDS OR THAT OPERATION OF THE LICENSED PROGRAM WILL BE ERROR FREE.

      5.    LIMITATION OF LIABILITY

      5.1 EXCEPT FOR THIRD PARTY CLAIMS IN NO EVENT WHATSOEVER, REGARDLESS OF THE FORM OR CAUSE OF ACTION WHETHER IN CONTRACT OR TORT (INCLUDING NEGLIGENCE) OR THE NUMBER OF CLAIMS ASSERTED, SHALL PREMISYS, ITS EMPLOYEES, DIRECTORS, OFFICERS AND AGENTS TOTAL COLLECTIVE LIABILITY TO CUSTOMER FOR ALL CLAIMS EXCEED THE AMOUNT PAID UNDER THIS AGREEMENT FOR THE LICENSED PROGRAM THAT IS THE SUBJECT MATTER OF OR THAT IS DIRECTLY RELATED TO CAUSE OF ACTION, PROVIDED THAT IN NO EVENT SHALL THE TOTAL COLLECTIVE LIABILITY OF PREMISYS, ITS EMPLOYEES, OFFICERS, AGENTS AND DIRECTORS EXCEED THE AMOUNT PAID TO PREMISYS PURSUANT TO THIS AGREEMENT.

      5.2 PREMISYS, ITS EMPLOYEES, AGENTS, OFFICERS AND DIRECTORS SHALL NOT BE LIABLE IN ANY WAY WHATSOEVER, WHETHER AS A RESULT OF A CLAIM OR ACTION IN CONTRACT OR TORT, INCLUDING NEGLIGENCE OR OTHERWISE FOR ANY INDIRECT, SPECIAL OR CONSEQUENTIAL DAMAGES, INCLUDING BUT NOT LIMITED TO, LOST PROFITS OR LOST BUSINESS REVENUE, LOST BUSINESS, FAILURE TO REALIZE EXPECTED SAVINGS, OR OTHER COMMERCIAL OR ECONOMIC LOSS OF ANY KIND WHATSOEVER, OR FOR ANY DAMAGES, DIRECT OR INDIRECT, SPECIAL OR CONSEQUENTIAL ARISING OUT OF ANY CLAIM AGAINST CUSTOMER BY ANY PERSON WHETHER OR NOT SUCH DAMAGES ARE FORESEEABLE AND WHETHER OR NOT PREMISYS, ITS EMPLOYEES, AGENTS, OFFICERS OR DIRECTORS HAVE BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES WHICH ARE IN ANY WAY RELATED TO THIS AGREEMENT OR THE LICENSED PROGRAM.

      6.    Patent, Copyright, Trade Name and Trade Secret Infringement

      6.1 PREMISYS shall defend any suit alleging the infringement of any patent, copyright or trade secret which is brought against CUSTOMER on account of its use of the Licensed Program and shall pay all reasonable legal costs and expenses incurred by CUSTOMER in conjunction therewith and satisfy all monetary judgments and decrees against CUSTOMER, provided that CUSTOMER notifies PREMISYS within ten (10) business days of the date any such claim becomes known to CUSTOMER, that PREMISYS shall have sole control of the defense or settlement of such actions, and that CUSTOMER provides such assistance and cooperation to PREMISYS as is reasonably requested.

      6.2 In the event CUSTOMER is enjoined from its use of PREMISYS' Licensed Program due to proceeding based upon any infringement of any patent, copyright or trade secret, PREMISYS shall either:

            i) promptly renderthe Licensed Program non-infringing and capable of providing services as intended, or

            ii)   procure for CUSTOMER the right to continue using the Licensed
               Program, or

            iii)  replace the Licensed Program with a non-infringing version, or

            iv)remove the Licensed  Program and refund the purchase price,  less a monthly usage fee equal to one sixtieth of the license for each month that CUSTOMER has had use of the Licensed Program.

            6.3 The foregoing constitutes the entire liability of PREMISYS to CUSTOMER with respect to infringement of patents, copyrights, and trade secrets for Products purchased pursuant to this Agreement and PREMISYS hereby disclaims any implied warranty of non-infringement.

            7.    Miscellaneous

            7.1 Notwithstanding anything else in this Exhibit, PREMISYS shall not, in any way whatsoever, be held liable or responsible for any failure by it to meet its obligations or responsibilities under this Exhibit where such failure results from causes beyond PREMISYS' reasonable control.

            7.2 This Exhibit constitutes the entire understanding between PREMISYS and CUSTOMER with respect to the licensing of the Licensed Programs to CUSTOMER by PREMISYS and supersedes all prior oral and written communications with respect to the Licensed Programs licensed under this Exhibit. This Exhibit may be amended or modified only by means of a written Agreement signed by both PREMISYS and CUSTOMER.

            7.3 If any provision of this Exhibit shall be held to be invalid, illegal or unenforceable, such provision shall be severed therefrom and the validity, legality or enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

            7.4 CUSTOMER shall comply with all export regulations pertaining to the Licensed Program in effect from time to time. In particular, without limiting the generality of the foregoing, CUSTOMER hereby warrants that it will not directly or indirectly export, re-export or transship the Licensed Program or such other information, media or products in violation of or otherwise in contravention of the export laws, rules and regulations.


      (c)   Disclaimer of Warranty and Limitation of Remedies

      1.    Customer understands and agrees as follows:

            THE ABOVE WARRANTIES REPLACES ALL OTHER WARRANTIES, EXPRESSED OR IMPLIED, AND ALL OTHER OBLIGATIONS OR LIABILITIES OF VENDOR, INCLUDING ANY WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. ALL OTHER WARRANTIES ARE DISCLAIMED AND EXCLUDED BY VENDOR.

            THE FOREGOING WILL BE THE SOLE AND EXCLUSIVE REMEDY FOR BREACH OF WARRANTY IN CONTRACT, OR OTHERWISE. THIS LIMITATION APPLIES TO ALL SERVICES AND PRODUCTS DURING AND AFTER THE WARRANTY PERIOD. IN NO EVENT WILL VENDOR BE LIABLE FOR ANY SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES OR COMMERCIAL LOSSES EVEN IF VENDOR HAS BEEN ADVISED THEREOF.


10.   SUPPORT SERVICES

      Vendor shall provide the following services:

                              ** Confidential treatment has been requested with respect to the information contained within the "[**]" markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

10.1  NO CHARGE SERVICES

            (a)   Vendor's   Service   Engineers  to  resolve,   via  telephone,
                  technical questions/issues on a [ ** ] basis, and to ship emergency parts within [ ** ] of request.

            (b) Distribution of service bulletins that describe Products changes. Distribution shall take place to Customer within two
                  (2) workdays of bulletin preparation.

            (c)   Order Administration for parts and warranty issues.

            (d) Training for up to eight (8) qualified technicians at Vendor's Facilities in the operational theory, technical parameters, installation and/or maintenance,and testmethods foreachtype of Product acquired by Customer and by Related Companies. Such training shall be provided,mutually agreed,forthe firstof such acquisitions by Customer,and shallbe providedto Customer's and the Related Company's employeesor their contractors'employees. If training class is canceledor rescheduled within one(1) week of the commencement date, Customer will pay Seller's non-recoverable costs incurred in connection therewith. In addition, Seller will offer to provide at Seller's training facility such training for three(3) employees of Customer,each Related Company, or their contractors for each type of Product acquired by Customer as to such training, Customer or Related Company, as applicable, shall pay such employees, travel and living expenses.

      10.2  BILLABLE SERVICES

            (a) Except as provided above, training courses at vendor's facility or Customer's facility shall be provided in Vendor's Price List (section 4.03) for such services. The cost to Customer for training at Customer's facility shall not exceed the reasonable expenses associated with the trainer's travel, lodging and meals.

            (b) Repair of customer-returned units at the then current vendor price list in effect for such services when the products are returned out of warranty.

            (c) Provision of loaner modules for restoring service during outages.

            (d) Emergency on-site engineering support, with Customer's costs limited to Vendor's standard rates and the reasonable expenses associated with travel, lodging and meals.

            (e) Cost of emergency parts and shipping as described in Exhibit B.

11.   SPARES


                              ** Confidential treatment has been requested with respect to the information contained within the "[**]" markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

      (a) Vendor agrees to offer for sale and provide to Customer, at reasonable rates and deliveries then in effect, replacement and spare parts for a [ ** ] period commencing on the delivery date for the last item of Products under this Agreement.

            In the event that Vendor is unable to commit within thirty (30) days to supply to Customer a specified spare part or equivalent replacement within 180 days from the date a Customer's order is received, Customer may require Vendor to supply all plans, drawings, technical specifications, parts list, and other documents as Customer may require in order to obtain or manufacture a substitute or equivalent part. Vendor shall use best efforts to meet a shorter delivery date for spares.

12.   INVENTORY

      Vendor shall maintain an inventory of sets of Products at its facility as described in Exhibit E. Customer shall have access to this inventory for emergency service purposes on a [ ** ] basis, and Vendor shall deliver to a shipping carrier inventory for such purposes within [ ** ] of Customer's written authorized request. Vendor will invoice Customer upon shipment under the terms of this agreement.

13.  FUTURE ENHANCEMENTS

      Any future enhancements developed for the Product(s) purchased under this Agreement will be available and offered for sale to Customer at the then-current catalog price, less any applicable discounts.

14.   EXCUSABLE DELAY

      Vendor will not be liable for delays in performance or a failure to perform hereunder due to unforeseen circumstances or causes beyond its control including, but not limited to, inability to obtain material, labor or manufacturing facilities, acts of God, acts of any government, wars, riots, fires, floods, accidents, strikes, embargoes, or delays on the part of Vendor's suppliers for said reasons. In the event of such delays the Purchase Order schedules shall be extended for such additional period of time as is determined to be equitable by the parties.

      If such a delay in performance or failure to perform forces an interruption of more than fifteen (15) days, Customer may elect to cancel the Purchase Order(s) without penalty to Customer and without any financial obligation other than to pay for Products actually delivered.

15.   CONFIDENTIALITY OF INFORMATION

      (a) Should private information ofeither theCustomer orVendor be required by the other in performanceof this Agreement,the party receiving such private information (Recipient hereafter) agrees to maintain same in confidence andto take precautions reasonably necessaryto protect same from third parties and any purpose inconsistent with the Agreement. Precautions taken shallbe deemed reasonable if at least equivalent to Recipient's precautions with respect to its own private information. Private information shallmean technical orbusiness informationor data conveyed in written, graphic, or other permanent tangible form.

           The foregoing confidentiality restrictions, however, shall not extend to any part of the private information which:

            (1) was already known to the recipient at the time of disclosure hereunder and as can be confirmed by written documentation;

            (2) was knownor was generally available tothe public atthe time of disclosure hereunder;

            (3) becomes known or generally available to the public (other than by act of Recipient subsequent to its disclosure hereunder);

            (4) is disclosed or made available in writing to Recipient by a third party having a bona fide right to do so;

            (5)   is independently developed by Recipient without the use of the
                  private   information   as  can  be   established  by  written
                  documentation; or,

            (6)   is required by law to be released.

      (b)   The   provisions  of  this  Section  16  shall  survive  beyond  the termination of this Agreement.

16.   ASSIGNMENT

      (a) Vendor shall not assign this Agreement or any of its rights or obligations hereunder without the prior written consent of Customer, which consent shall not be unreasonably withheld. However, Vendor may make such assignment without Customer's approval in case of merger or acquisition.

      (b) Customer may assign this Agreement or any of its rights or obligations except for obligations of payments due to a parent company, affiliate or subsidiary.

      (c) The terms and conditions of this Agreement shall pass to the benefit of and be binding upon the successors and assigns of the parties.

17.   PATENT INDEMNITY

      Vendor agrees that it will defend, at its own expense, all claims and suits against Customer for infringement (or alleged infringement) of any United States patent, or patents covering, or alleged to cover, Vendor-supplied Product(s). Vendor agrees that it will pay all sums which, by settlement, final judgment or decree in any such claims or suits, may be assessed against Customer on account of such infringement, provided that Vendor shall be given (i) immediate written notice of any claims of any such infringement and of any suits brought or threatened against Customer and (ii) authority to assume the sole defense thereof through its own counsel (and at its expense) and to compromise or settle any suits so far as this may be without prejudice to the right of the Customer to continue the use, as contemplated, of the Product(s) furnished or to be furnished. If in any such suit so defended the Product(s) is held to constitute an infringement and its use is enjoined, or if in the light of any claim of infringement Vendor deems it advisable to do so, Vendor may procure the right to continue the use of the same for the Customer, or replace the same with a non-infringing Product(s) , modify same so as to be non-infringing, or accept the return of Product(s) and refund the price therefor to Customer.

18.   COPYRIGHT INDEMNITY

      Vendor agrees that it will defend, at its own expense, all claims and suits against Customer for infringement (or alleged infringement) of any United States Copyrights covering or alleged to cover, Vendor-supplied Product(s). Vendor agrees that it will pay all sums which, by settlement, final judgment or decree in any such claims or suits, may be assessed against Customer on account of such infringement, provided that Vendor shall be given (i) immediate written notice of any claims of any such infringement and of any suits brought or threatened against Customer and
      (ii) authority to assume the sole defense thereof through its own counsel (and at its expense) and to compromise or settle any suits so far as this may be without prejudice to the right of the Customer to continue the use, as contemplated, of the Product(s) furnished or to be furnished. If in any such suit so defended the Product(s) is held to constitute an infringement and its use is enjoined, or if in the light of any claim of infringement Vendor deems it advisable to do so, Vendor may procure the right to continue the use of the same for the Customer, or replace the same with a non-infringing Product(s), modify same so as to be non-infringing, or accept the return of Product(s) and refund the price therefor to Customer, and refund the purchase price, less a charge for equal to one sixtieth (1/60) of the purchase price of the Product for each month that Customer enjoyed beneficial use, and accept the return of such equipment.

19.   NOTICES


(a) All notices or communications of any kind made or required to be given pursuant to this Agreement shall be in writing and delivered by personal service to an officer of the other party or sent by telegraph or by certified mail, returned acknowledgement required postage prepaid. Notices shall be addressed as follows unless either party gives notice to the other party of a change of address:

            To PREMISYS:                              To CUSTOMER:

      PREMISYS Communications, Inc.       Teleport Communications Group, Inc.
      48664 Milmont Drive                       One Teleport Drive , Suite 301
      Fremont, CA 94538                         Staten Island, NY 10311
      ATTN:  CONTROLLER             ATTENTION:  GENERAL COUNSEL


      (b) Either party may change such address or change the designation or title of the individuals by written notice issued and delivered as above.

20.   INSURANCE

      (a) Vendor, at its sole cost and expense, shall secure and keep in force, at all times while this Agreement is in place the following insurance coverage and their respective minimum limits:

            (1)   Workmen's Compensation Employer's Liability Insurance

                  (a)   Worker's  Compensation - Statutory Limits, unless Seller
                        maintains  a  qualified   self-insured   status  and  so
                        certifies to Customer.

                  (b)  Employer's Liability - $100,000 per occurrence.

            (2)   Comprehensive General Liability Insurance

                  (a) Combined Bodily Injury Liability and Property Damage Liability - Limits of not less than $1,000,000 per occurrence.

            (b) This policy must include coverage extensions for (i) Contractual Liability (to cover the indemnification provision at Section 21 of this Agreement), (ii) Products Liability (which shall be maintained for not less than one year following completion of the services pursuant to this contract), (iii) Independent Contractor's Liability, and (iv) Broad Form Property Damage Liability.

            (3)   Automobile Liability Insurance

                  (a) Bodily Injury Liability and Property Damage Liability limits of $1,000,000 per occurrence.

                  (b) This policy shall cover all owned, non-owned and hired vehicles that are or may be used by Vendor and its employees in the performance of this Agreement.

                              ** Confidential treatment has been requested with respect to the information contained within the "[**]" markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

   (4)      Excess Liability Insurance

                  Excess or umbrella liability policy(ies) with limits of at least $1,000,000 per occurrence should be maintained, covering losses in excess of the above listed coverage (other than Workers' Compensation) and limits.

                  The above limits of liability may be provided by a combination of primary and excess policies, at vendor's election.

      (b)   [        **              ]

            (1)   [        **              ]

            (2)   [        **              ]

      (c) All insurance required by this clause shall be issued only by insurance companies licensed in the state or states where the work or services covered by this Agreement is to be performed.

      (d) Vendor shall provide Customer with certificates of insurance prior to commencement of the work covered by this contract and for each policy renewal during the course of this contract.

      (e) The insolvency, bankruptcy, or failure of any insurance company carrying insurance for Vendor or failure of any such insurance company to pay claims due shall not relieve Vendor of any of it obligations in respect of the provision of insurance or indemnification.

21.   INDEMNIFICATION

      Vendor shall take all necessary and reasonable precautions to prevent the occurrence of any injury (including death) to any person, or damage to any property, arising out of any negligent acts or omissions of Vendor or Vendor's employees, agents, representatives, or subcontractors in connection with the furnishing of the Products or any Services purchased by Customer hereunder and to the extent that any injury or damage is due to such acts or omissions, Vendor shall indemnify and hold harmless Customer against any loss, claim, damage, liability, expense (including reasonable attorneys, fees), or cause of action arising out of any such act or omission.

22.   TERM

      This Agreement will be in effect for a period of two (2) years commencing on the effective date of the Agreement unless terminated sooner by either party. This Agreement may be extended beyond the initial term of the Agreement by written agreement of the parties. This Agreement shall apply to all Products and Service for which orders have been placed and acknowledged for delivery prior to the expiration of the term of this Agreement whether or not delivered as of that date.

23.   TERMINATION

      (a) Termination by Customer - Customer shall have the right to terminate this Agreement, upon 30 days written notice to Vendor, for any reason. Upon termination under this section, Customer shall be obligated to pay for Products already ordered and/or Services already performed. Customer shall have no other obligations under this section.

      (b) Termination by Vendor - Vendor shall have the right to terminate, upon written notice to Customer, the unperformed portion of this Agreement in the event of one or more of the following conditions:

            (1) Customer is in default under any material provision of this Agreement and such default continues unremedied for thirty
                  (30) days after written notice of the existence of such default shall have been received by Customer for Vendor, or

            (2) A decree or order for relief of Customer is entered by a court of competent jurisdiction in any involuntary case involving Customer under any bankruptcy, insolvency, or similar law now or hereafter in effect, or a receiver, liquidator, assignee, custodian, trustee, sequestrator, or other similar agent is appointed for Customer or for any substantial part of Customer's affairs is ordered, or a petition is filed with respect to Customer in any involuntary case, which petition is not dismissed for a period of sixty (60) days or is dismissed or suspended pursuant to Section 305 of the Federal Bankruptcy Code (or any corresponding provision of any future United States Bankruptcy law), or

            (3) Customer commences a voluntary case under any bankruptcy, insolvency or other similar law now or hereafter in effect, or Customer consents to the entry of an order for relief in any involuntary case under any such law or to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator or other similar agent for Customer or for any substantial part of Customer's assets or property, or Customer makes any general assignment for the benefit of creditors, or Customer takes any action preparatory to or otherwise in furtherance of any of the foregoing, or Customer fails generally to pay Customer's debts as such debts become due.

24.   SOURCE CODES

      In the event that Vendor is placed in or files for bankruptcy or ceases to carry on business on a regular basis and such event is not cured in sixty
      (60) days, Vendor agrees, where applicable, (1) to furnish to Customer all source programs and associated documentation ("Software Source Materials") required for maintenance, modification or correction of Customer's installed base of the most current version of the Software provided to Customer, (2) to grant Customer a non-exclusive, royalty-free, perpetual license to use such Software Source Materials solely with Products furnished hereunder; and (3) should Customer's use of the Software Source Materials involve the practice of any invention covered by a United States patent of Vendor, Vendor agrees not to assert such patent against Customer in connection with the maintenance, modification or correction of the Software. Customer will not resell or otherwise transfer the Software Source Materials to another party.

25.   COMPLIANCE WITH LAWS

      (a) The Vendor shall giveall requisite notices tothe proper authorities, obtain all permits and licenses made necessary by the Products and Services supplied underthis Agreementand shall comply with all laws, rules and regulations pertaining to such Products and Services, including without limitationthe FederalOccupational Safetyand Health Act and all rules and regulations issued pursuant to such act. If requested the Vendorshall provide Customer withany required approval certificates.

      (b) Without limiting the foregoing,Vendor warrants thatthe Products sold under the terms of this Agreement are safe in normal use or transportation,are non-toxic,and present no hazard to persons or the environment,and may be disposed of without special precaution.Vendor agrees to provide notification of any new Product that isor contains toxicor hazardous substances or present's ahazard in transportation, and further shall provide Customer with product data sheets setting forth procedures for use, transportation, and disposal of such Product(s). All hazardous materials containers shall be properly labeled.Vendor agreesto indemnify and hold Customer harmless for any expense incurredor judgment obtained against Customerby reason ofthe use,transportation,or disposal ofthe products furnishedby Vendor and further agreesto indemnifyand hold Customer harmless fromany claims, demands,judgments,costs and expenses which Customershall incur under theComprehensive Environment Response,Compensation and Liability Act of 1980;The Consumer Product Safety Act of 1972; the Toxic Substance Control Act;the Occupational Health and Safety Act and the Radiation Control Act;andany amendments theretoby reason ofCustomer's purchase and resale of the Product(s) furnished by Vendor pursuant to this Agreement.

(c) When Product(s) furnished under this Agreement are subject to Part 68 of the Federal Communications Commission's Rules and Regulations, as may be amended from time to time, Vendor warrants that such material is registered under and complies with Part 68 of the Federal Communications Commission's Rules and Regulations, including, but not limited to, all labeling and customer instruction requirements. Vendor agrees to indemnify and hold Customer harmless from any liability, claims, or demands (including the costs, expenses and reasonable attorney's fees on account thereof) that may be made because of Vendor's noncompliance with Part 68 of the Federal Communications Commission's Rules and Regulations.

(d) Product(s) shall comply, to the extent applicable, with the requirements of Subpart J of Part 15 of the FCC Rules and Regulations, as may from time to time be amended, including, but not limited to, those sections concerning the labeling of such Product(s) and the suppression of radio frequency and electromagnetic radiation to specified levels. Should the Product(s), despite meeting standards set forth in the FCC Rules and Regulations, generate harmful interference to radio communications, Vendor shall provide to Customer information relating to methods of suppressing such interference. In the event such interference cannot reasonably be suppressed, Vendor shall, at the option of Customer, accept return of the Product(s) and refund to Customer the price paid for such Product(s). Nothing in this section shall be deemed to diminish or otherwise limit Vendor's obligations under the section entitled "Warranties".

(e) Product(s) shall comply to the extent applicable with the requirements of the National Electrical Code which requires listing under UL 1459 and the associated regulations which may be amended from time to time. Vendor warrants that Product(s) provided hereunder shall comply, and in the event of noncompliance, Customer shall have the option to return products and Vendor shall refund Customer the prices paid without penalty or restock charge and shall indemnify from any damages which may be incurred or assessed due to the Product(s) not complying with these requirements.

26.   COURSE OF DEALING

      Except as otherwise provided herein, no trade usage, prior course of dealing or course of performance shall be part of or shall be used in the interpretation or construction of this Agreement.

27.   NO SPECIAL DAMAGES

      Neither Customer nor Vendor will be liable to the other for special, indirect and/or consequential damages (including lost revenues or profits) as a result of its performance or failure to perform under this Agreement.

28.   TITLES

      The clause titles used herein are for convenience only and shall not be construed as part of this Agreement or used in interpreting or construing this Agreement.

29.   COUNTERPARTS

      This document may be executed in one or more counterparts, each of which shall be deemed to be an original.

30.   MOST FAVORED CUSTOMER

      If Vendor, during the term of this agreement, provides products to another party under more favorable pricing, Vendor agrees to make such favorable pricing available to Customer, under like terms, commitments, and conditions for similar quantities of product type.

31.   ENTIRETY OF AGREEMENT

      This Agreement consists only of this document including Exhibits A, B, C, D, E and F upon which the parties have affixed their signatures and those documents specifically incorporated herein by reference. This Agreement as so constituted is the entire Agreement between the parties with respect to the subject matter hereof and supersedes all other previous statement, communications or agreements, whether oral or written, including press releases, advertising and sales literature. No modification, alteration or waiver of any provision hereof shall be binding upon the parties unless evidenced in writing and signed by both parties.

32.   WAIVER

      Failure of Customer to seek redress for breach of or to insist upon the strict performance of any provision of this Agreement on one or more occasions shall not prevent a subsequent act, which would have originally constituted a breach, from having all the force and effect of a breach. The receipt and acceptance of payment by Customer shall not be deemed a waiver of such breach. Failure of Customer to enforce any provision of this Agreement shall not be deemed a waiver of any such provision. No provision of this Agreement shall be deemed to have been waived by Customer unless such waiver is in writing signed by a duly authorized Representative of Customer.

33.   SURVIVAL OF OBLIGATIONS

      The terms and provisions contained in this Agreement that by their sense and context are intended to survive the performance thereof by the parties hereto shall survive the completion of performance and termination of this Agreement, including, but not limited to, patent infringement and indemnity.

34.   SEVERABILITY

      A determination by a court of competent jurisdiction that any provision of this Agreement or any part hereof is illegal or unenforceable shall not cancel or invalidate the remainder of such provision or other provisions of this Agreement which shall remain in full force and effect.

35.   GOVERNING LAW

      The terms and conditions hereof, in their formation, construction and interpretation, shall be governed by the laws of the State of Delaware. In the event any of these provisions hereof become subject to revision or nullification by ruling of an appropriate Court of jurisdiction, the remaining terms and conditions contained herein shall continue in full force and effect.

36.   NEUTRAL DRAFTING

      No rules of construction requiring interpretation against the drafter shall apply in the interpretation of this Agreement.



Premisys Communications, Inc.                Teleport Communications Group Inc.

By           \s\  R. Alan Fyffe              By    \s\ John Hunt

Title    VP North American Sales             Title  VP - Engineering
      ------------------------------------   -----------------------------------

Date              10-15-97                   Date       10-9-97


                                             APPROVED BY TCG
                                             CORPORATE PURCHASING
                                             DATE  10/8/97   BY   \s\ GF

                                             APPROVED AS TO FORM
                                             LEGAL DEPARTMENT
                                             DATE  10/9/97   BY   \s\ MLG

                              ** Confidential treatment has been requested with respect to the information contained within the "[**]" markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                      EXHIBIT A

                         UNIT PRICE LIST AND DISCOUNT TERMS


     1. CUSTOMER agrees to provide PREMISYS with a monthly rolling six (6) month forecast within twenty-one (21) calendar days after the start of each new calendar month.

     2. Discount shall be [ ** ] from PREMISYS' unit list price as attached. Such discounts are not applicable to any Cable Products, Accessories, Services or Special Pricing Packages as indicated in the price list.

     3. PREMISYS reserves the right to renegotiate the discounts at the end of each term for any renewals or extensions of this Agreement.

** Confidential treatment has been requested with respect to the information contained within the "[**]" markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                               Company Confidential                     Page 1
September `99
                          Teleport Transfer Price List


                                                                        US      Xfr.   Disc.
                                                                        List
----------------------------------------------------------------------------------------------
Section 1: IMACS
01 - Common Equipment
8901     AC Power Supply, 120/240VAC, CE Marked $700 [**] [**] Main power supply for AC-powered  IMACS units.  120/240VAC,  50 - 60Hz input provides +5V and +12V. Can be used with 8903 Power  Converter to provide -48VDC from
         120VAC only. Can be used with 8905 Universal Power Converter to provide
         -48VDC from either 120VA GA
8902     DC Power Supply, -48VDC, CE Marked                             $1,000  [**]    [**]
         Main power supply for use with external -48VDC sources.
         Provides +5V and +12V.
         A second 8902 may be installed for load sharing redundancy. CE Marked.
         GA
890220   DC Power Supply, -48VDC, CE Marked                             $1,000  [**]    [**]
         Main power supply for use with external -48VDC sources.
         Provides +5V and +12V.
         A second 8902 may be installed for load sharing redundancy. CE Marked.
         GA
8903     Power Converter, 120VAC to -48VDC                                $500  [**]    [**]
         Used with 8901 for 120VAC, 50 - 60Hz input to supply -48VDC voltage.
         Optional redundancy of the 8903 is supported in the IMACS
         800 and 900 chassis only.
         Cannot be used with 240VAC input voltage.
         GA
8905     Power Converter, 120/240VAC to -48VDC, 100W, CE Marked           $700  [**]    [**]
         Used with 8901 with either 120VAC/240VAC, 50 - 60Hz input
         to supply -48VDC system voltage. Optional redundancy of the
         8905 is supported in the IMACS 800 and 900 chassis only.
         CE Marked.
         Used only in 6-digit chassis.  Consult  Technical Support if using with negative ground.
         GA
8906     Ring Generator, -48VDC                                           $400  [**]    [**]
         Used to supply ringing current for all FXS cards and for FXO cards in
         Manual Ring Down applications.
         Multiple 8906s are supported in the IMACS 800 and 900 chassis only. One must be set to master and the others to slave.
         Requires -48DC power (8901 & 8903, or 8901 & 8905, or 8902, or external).
         GA
8907     Power Supply, +24VDC, CE Marked                                $1,000  [**]    [**]
         DC main power supply for use with external +24VDC sources.
         Provides +5V and +12V.
         A second 8907 may be installed for load sharing redundancy.
         CE Marked.
         Consult Technical Support if using with negative ground.
         Use of any plastic cards or 4-digit chassis in a 24VDC
         environment is not supported.
         GA
8908     Power Converter, 120/240VAC to -48DC, 350W                     $1,200  [**]    [**]
         Used only in the power-enhanced 891930 IMACS 900 chassis.  Used with 8901 with either 120VAC/240VAC, 50 - 60Hz
         Input to supply -48VDC system voltage.
         Optional redundancy of the 8908 is also supported.
         NPI - Contact Product Marketing for availability
8916     IMACS 600 Chassis with Installation Kit, Aluminum Chassis,     $1,100  [**]    [**]
         Front Loading, Plastic Card Guides, CE Marked
         Aluminum chassis, front loading, plastic card guides; with installation kit.  Provides 2 CPU slots, 8 universal slots and 1 Interface slot.  Universal slots can support up to 3
         Server cards and up to 4 WAN cards.  All universal slots
         that are not allocated to Servers or WANs can be used for
         User Cards.  Accommodates 1 main power and 1 redundant main
         OR 1 main CE Marked.
         GA
891620   IMACS 600 Chassis with Installation Kit, Steel Chassis,        $1,100  [**]    [**]
         Front Loading, Steel Card Guides, CE Marked
         Steel chassis, front loading, steel card guides; with
         installation kit.  Provides 2 CPU slots, 8 universal slots and 1 Interface slot.  Universal slots can be support up to
         3 Server cards and up to 4 WAN cards.  All universal slots that are not allocated to AC/DC converter and 1 ringing
         generator.  AC and dual DC inputs.
         CE Marked and NEBS compliant (see Marketing Note MN002_02).
         GA
891822   IMACS 800 Chassis with Installation Kit, Steel Chassis,        $1,500  [**]    [**]
         Front & Rear Loading, Steel Card Guides, CE Marked
         Steel Chassis, front and read loading, steel card guides;
         with installation kit.  Provides 2 CPU slots, 3 Server
         slots, 4 WAN slots, 1 Interface slot, 8 User slots.  AC and dual DC inputs.  Two slots for main power supplies, 5
         separate slots for -48V converters or ringing generators.
         CPU, WAN, Server cards and power supplies load from front.
         User, Interface cards, ringing gerneratros and voltage
         converters load from rear.
         CE Marked and NEBS compliant (see Marketing Note MN002_02).
         GA





891823   IMACS 800 Chassis with Installation Kit, Steel Chassis,        $1,500  [**]    [**]
         Front & Rear Loading, Plastic Card Guides, CE Marked
         Steel Chassis, front and read loading, steel card guides;
         with installation kit.  Provides 2 CPU slots, 3 Server
         slots, 4 WAN slots, 1 Interface slot, 8 User slots.  AC and dual DC inputs.  Two slots for main power supplies, 5
         separate slots for -48V converters or ringing generators.
         CPU, WAN, Server cards and power supplies load from front.
         User, Interface cards, ringing gerneratros and voltage
         converters load from rear.
         CE Marked
         GA
891920   IMACS 900 Chassis with Installation Kit, Steel Chassis, Top    $2,000  [**]    [**]
         & Bottom Loading, Steel Card Guides, Steel Faceplate
         Steel chassis, top & bottom front loading, steel card
         guides, steel faceplate with ejectro; with installation
         kit.  Provides 2 CPU slots, 3 Server slots, 4 WAN slots, 1
         Interface slot, 8 User slots.  Two slots on top for main
         power supplies, 5 separate slots on bottom for -48V
         GA
891630   IMACS 600 Chassis with Installation Kit, Steel Chassis, Front          [**]    [**]
         Loading, Steel Card Guides, Steel Card Guides, CE Marked          $1,100
         Steel chassis, front loading, new steel card guides; with
         installation kit.  Provides 2 CPU slots, 8 universal slots and 1 Interface slot.  Universal slots can be support up to
         3 Server cards and up to 4 WAN cards.  All universal slots that are not allocated.
         GA
891830   IMACS 800 Chassis with Installation Kit, Steel Chassis,        $1,500  [**]    [**]
         Front & Rear Loading, Steel Card Guides, CE Marked
         Steel chassis, front and rear loading, new steel card
         guides; with installation kit . Provides 2 CPU slots, 3
         Server slots, 4 WAN slots, 1 Interface slot, 8 User slots.
         AC and dual DC inputs.  Two slots for main power supplies,
         5 separate slots for -
         GA
891930   IMACS 900 Chassis with Installation Kit, Power-Enhanced, Steel         [**]    [**]
         Chassis, Top & Bottom Front Loading,  Steel Card Guides           $2,000
         Steel chassis, top & bottom front loading, new steel card
         guides; with installation kit.  Provides 2 CPU slots, 3
         Server slots, 4 WAN slots, 1 Interface slot, 8 User slots.
         Two slots on top for main power supplies, 2 slots on bottom for -48V converte
         GA
8920     Interface Card, 8 T1/E1 Ports, No Modem, 32K NVRAM, Aluminum           [**]    [**]
         Faceplate                                                         $1,600
         Physical interfaces for up to 8 T1/E1 lines on single 50
         pin AMP connector, integral V.22bis modem and port (RJ11),
         VT100 control port (RJ45), DB9 computer port for connectin to network management system and nodal port (RJ48) provides
         1 alarm output to external reporting device.
         Stainless steel faceplate with ejectro.
         Can be used with all system releases up to and including
         3.x.y.
         GA
         Part Number Change
892060   Interface Card, 8 T1/E1 Ports, 2400bps Modem, 32K NVRAM,       $1,800  [**]    [**]
         Stainless Steel Faceplate
         Physical interfaces for up to 8 T1/E1 lines on single 50
         pin AMP connector, integral V.22bis modem and port (RJ11),
         VT100 control port (RJ45), DB9 computer port for connection to network management system and nodal port (RJ48) provides
         1 alarm output to e
         GA
8921     Interface Card, 8 T1/E1 Ports, No Modem, 32K NVRAM, Stainless          [**]    [**]
         Steel Faceplate, CE Marked                                        $1,600
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, VT100 control port (RJ45), DB9 computer port for connection to network management system and nodal port (RJ48) provides 1 alarm output to external reporting
         device.
         Can be used with all systm release up to an dincluding
         3.x.y.
         GA
         Part Number Change
892160   Interface Card, 8 T1/E1 Ports, No Modem, 32K NVRAM,            $1,600  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, VT100 control port (RJ45), DB9 computer port for connection to network management system and nodal port (RJ48) provides 1 alarm output to external reporting
         device.
         Stainless steel.
         GA
892221   Interface Card, 8 T1/E1 Ports, No Modem, External Sync                 [**]    [**]
         (unframed E1), 128K NVRAM, Steel Faceplate, CE Marked             $3,000
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, VT100 control por t(RJ45), DB9 computer port (COM 1) for connection to network management system
         and FJ48 computer port (COM 2), RJ45 for external sync
         connection and nodal port (RJ48) provides 1 alarm output to exteranl reporting device.
         Supports external sync for unframed E1 clock source (may
         use external sync panel - part number 150000).
         CE Marked.
         Requires 880222 or 880221 CPU and Host V4.0.2 or higher CPU firmware.
         GA
         Availability Change
892260   Interface Card, 8 T1/E1 Ports, No Modem, External Sync (framed         [**]    [**]
         T1), 128K NVRAM, Stainless Steel Faceplate, CE Marked             $3,000
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, VT100 control port (RJ45), DB9 computer port (COM 1) for connection to network management system
         and RJ48 computer port (COM 2), RJ45 for external sync
         connection and nodal port
         GA
892261   Interface Card, 8 T1/E1 Ports, No Modem, External Sync         $3,000  [**]    [**]
         (unframed E1), 128K NVRAM, Steel Faceplate, CE Marked
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, VT100 control port (RJ45), DB9 computer port (COM 1) for connection to network management system
         and RJ48 computer port (COM 2), RJ45 for external sync
         connection and nodal port
         GA





8923     Interface Card, 8 T1/E1 ports, 2400 bps Modem, 128K NVRAM,             [**]    [**]
         Aluminum Faceplate                                                $2,200
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, V.22bis modem and port (RJ11), VT100
         control port (RJ45), DB9 computer port for connection to
         network management system and nodal port (RJ48) provides 1 alarm output to external reporting device.
         Requires 880221 or 880222 CPU and v4.x.y CPU firmware.
         GA
892360   Interface Card, 8 T1/E1 ports, 2400bps Modem, 128K NVRAM,      $2,200  [**]    [**]
         Stainless Steel Faceplate
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, V.22bis modem and port (RJ11), VT100
         control port (RJ45), DB9 computer port for connection to
         network management system and nodal port (RJ48) provides 1 alarm output to external
         GA
892460   Interface Card, 8 T1/E1 ports, No Modem, 128K NVRAM,           $2,000  [**]    [**]
         Stainless Steel Faceplate
         Physical Interfaces for up to 8 T1/E1 lines on a single 50 pin AMP connector, no modem, VT100 control port (RJ45), DB9 computer port for connection to network management system
         and nodal port (RJ48) provides 1 alarm output to external
         reporting device.
         Stainless Steel
         GA
8925     Interface Card, 2 T1/E1 Ports, No Modem, 32K NVRAM, Aluminum           [**]    [**]
         Faceplate                                                         $1,200
         Two FJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45).  No DB9
         computer port.
         Can be used with system releases up to and including 3.x.y.
         GA
892560   Interface Card, 2 T1 Ports, No Modem, 32K NVRAM, Stainless     $1,200  [**]    [**]
         Steel Faceplate
         Two RJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45).  No DB9
         computer port.
         Stainless steel faceplate with ejector.
         GA
8926     Interface Card, 2 T1/E1 Ports, 2400bps Modem, 32K NVRAM,               [**]    [**]
         Aluminum Faceplate                                                $1,400
         Two RJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45), V.22bis modem
         (RJ11), DB9 computer port for network management
         connections and nodal port (RJ48) provides 1 alarm output
         to external reporting device.
         Can be used with system releases up to and including 3.x.y.
         GA
892660   Interface Card, 2 T1 Ports, 2400bps Modem, 32K NVRAM,          $1,400  [**]    [**]
         Stainless Steel Faceplate
         Two RJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45), V.22bis modem
         (RJ11) , DB9 computer port for network management
         connections and nodal port (RJ48) provides 1 alarm output
         to external reporting device.
         St
         GA
8927     Interface Card, 2 E1 Ports, No Modem, 32K NVRAM, Aluminum              [**]    [**]
         Faceplate                                                         $1,400
         Two pair BNC connectors for 75-Ohm unbalanced E1 lines.
         VT100 control port (RJ45), DB9 computer port for network
         management connections and nodal port (RJ48) provides 1
         alarm output to external reporting device.
         Can be used with system releases up to and including 3.x.y.
         GA
892760   Interface Card, 2 E1 Ports, No Modem, 32K NVRAM, Stainless     $1,400  [**]    [**]
         Steel Faceplate
         Two pair BNC connectors for 75-Ohm unbalanced E1 lines.
         VT100 control port (RJ45), DB9 computer port for network
         management connections and nodal port (RJ48) provides 1
         alarm output to external reporting device.
         Stainless steel faceplate with ejector.

02 - CPU Cards
8800     CPU Card, BCON Bus-Connect, Host 3.x.y, Non-Redundant, 2 T1/E1,        [**]    [**]
         Plastic Faceplate                                                 $1,500
         The 8800 is the base model CPU card.  Supports 1 WAN card
         for a total of up to 2 E1 or T1 WAN ports (on separate WAN card).  Does not support cross connect module or redundant
         CPU operation.  WAN card must be installed in slot W1.  Can operate in termination or drop and insert mode.  Consult
         IMACS manual for more details on drop and insert WAN
         timeslot connection options.
         CPU card also houses voice signaling firmware (included)
         and optional TCP/IP management firmware (must be ordered
         separately).
         CPU Host firmware must be ordered separately.
         Can be used with system release up to and including 3.x.y.
         GA
880060   CPU Card, BCON Bus-Connect, Host 3.x.y, Non-Redundant, 2       $1,500  [**]    [**]
         T1/E1, Stainless Steel Faceplate, CE Marked
         The 880060 is the base model CPU card, with stainless steel faceplate with ejector.  Supports 1 WAN card for a total of up to 2 E1 or T1 WAN ports (on separate WAN card).  Does
         not support cross connect module or redundant CPU
         operation.  WAN card must be





8801     CPU  Card, XCON Cross-Connect, Host 3.x.y, Redundant                   [**]    [**]
         Capability, Up to 8 T1/E1, Plastic Faceplate                      $4,000
         The 8801 supports complex applications requiring more than
         2 WAN ports and the ability to cross-connect DCOs between
         WAN.  Supports up to 4 WAN cards for a total of 8 T1 or E1
         WAN ports and has a built-in cross connect module.  Two
         model 8801xx CPUs can be installed for CPU redundancy.  1:N
         WAN redundancy is also supported (with relevant WAN card
         options).
         CPU card also houses voice signaling firmware (included)
         and optional TCP/IP management firmware (must be ordered
         separately).
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to and including 3.x.y.
         GA
880160   CPU Card, XCON Cross-Connect, Host 3.x.y, Redundant Capability,        [**]    [**]
         Up to 8 T1/E1, Stainless Steel Faceplate, CE Marked               $4,000
         The 880160, with stainless steel faceplate with ejector,
         supports complex applications requiring more than 2 WAN
         ports and the ability to cross-connect DS0s between WANs.
         Supports up to 4 WAN cards for a total of 8 T1 or E1 WAN
         ports and has a built-in cross-connect module.  Two model
         8801xx CPUs can be installed for CPU redundancy.  1:N WAN
         redundancy is also supported (with relevant WAN card
         options).
         CPU card also houses voice signaling firmware (included)
         and optional TCP/IP management firmware (must be ordered
         separately).
         CE Marked.
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to and including 3.x.y.
         GA
         Part Number Change
880222   CPU Card, XCON Cross-Connect, Host 4.x.y, Redundant Capability,        [**]    [**]
         Up to 8 T1/E1, Plastic Faceplate, CE Marked                       $4,300
         The 880160, with stainless steel faceplate with ejector,
         supports complex applications requiring more than 2 WAN
         ports and the ability to cross-connect DS0s between WANs.
         Supports up to 4 WAN cards for a total of 8 T1 or E1 WAN
         ports and has a built-in cross-connect module.  Two model
         8801xx CPUs can be installed for CPU redundancy.  1:N WAN
         redundancy is also supported (with relevant WAN card
         options).
         CPU card also houses voice signaling firmware (included)
         and optional TCP/IP management firmware (must be ordered
         separately).
         CE Marked.
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to and including 3.x.y.
         GA
         Part Number Change
880260   CPU Card, XCON Cross-Connect, Host 4.x.y, Redundant Capability,        [**]    [**]
         Up to 8 T1/E1, Stainless Steel Faceplate, CE Marked               $4,300
         The 880260, with stainless steel faceplate with ejector,
         supports complex applications requiring more than 2 WAN
         ports and the ability to cross-connect DS0s between WANs.
         Supports up to 4 WAN cards for a total of 8 T1 or E1 WAN
         ports and has a built-in cross-connect module.  Two model
         8802xx CPUs can be installed for CPU redundancy.  1:N WAN
         redundancy is also supported (with relevant WAN card
         options)
         CPU card also houses voice signaling firmware (included)
         and option TCP/IP management firmware (must be ordered
         seperately).
         CE Marked.
         Required v4.x or higher CPU firmware (must e ordered
         separately).
         Rrequires Interface Card with 128K NVRAM:  892220, 892221,
         8923 or 892320 Interface Card.
         GA
         Part Number Change
880360   CPU Card, XCON Cross-Connect, Host 5.x.y, Redundant            $4,300  [**]    [**]
         Capability, Up to 8 T1/E1, Stainless Steel Faceplate
         The 880360, with stainless steel faceplate, supports
         complex applications requiring more than 2 WAN ports and
         the ability to cross-connect DS0s between WANs.  Supports
         up to 4 WAN cards for a total of 8 T1 or E1 WAN ports and
         has a built-in cross-connect module.  Two model 8803xx CPUs can be installed for CPU redundancy.  1:N WAN redundancy is also supported (with relevant WAN card options).
         CPU card also houses voice signaling and TCP/IP management firmware (included) and optiona TR-08 firmware (must be
         ordered separately).
         Requires v5.x.y or higher CPU firmware (must be ordered
         separately).
         Requires Interface Card with 128K NVRAM: 892220, 892221,
         8923, 892320 or 892420.
         NPI - Contact Product Marketing for availability.
         New
8804     CPU Card, RCON Bus-Connect, Host 3.x.y, Redundant              $2,200  [**]    [**]
         Capability, Up to 4 T1/E1, Plastic Faceplate
         The 8804, CPU support 2 T1 or E1 WAN links in clot W1 with a redundant card (similarly configured) in slot W2, WAN
         ports in slot W1 may operate in drop an dinsert or
         terminate mode.  The 8804 supports another 2 T1 or E1 WAN
         links in slot W3 with a redundant card (similarly
         configured) in slot W4.  WAN ports in slot W3 can only
         operate in `terminate' mode and can only be used to support
         8202xx, 8213xx, 8215xx HSU ports and 8247xx OCU-DP ports.
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to an dincluding 3.x.y.
         GA
880460   CPU Card, RCON Bus-Connect, Host 3.x.y, Redundant              $2,200  [**]    [**]
         Capability, Up to 4 T1/E1, Stainless Steel Faceplate
         The 880460 CPU, with stainless steel faceplate, supports 2
         T1 or E1 WAN links in slot W1 with a redundant card
         (similarly configured) in slot W2.  WAN ports in slot W1
         may operate in drop and insert or terminate mode.  The
         880420 supports another 2 T1 or

03 - CPU Firmware
60101    CPU Firmware, TCP/IP/SNMP                                        $400  [**]    [**]
         This host code option must be ordered, in addition to CPU
         host version firmware, if SNMP and Telnet support is
         required for the management of local and remote IMACS units.
         GA





60102    CPU Firmware, TR-08                                              $900  [**]    [**]
         This host code option must be ordered, in addition to CPU
         host version firmware, if required to provide SLC96 TR-08
         based signaling for Centrex or similar services.
         GA
60344    CPU Firmware, Host Version 3.4.4                                 $500  [**]    [**]
         Release of 3.4.4 host firmware.
         GA
60345    CPU Firmware, Host Version 3.4.5                                 $500  [**]    [**]
         Release of 3.4.5 host firmware.
         GA
60346    CPU Firmware, Host Version 3.4.6                                 $500  [**]    [**]
         Release of 3.4.6 host firmware.
         GA
60360    CPU Firmware, Host Version 3.6.0                                 $750  [**]    [**]
         Release of 3.6 host firmware.  Supports NVRAM Backup and
         Restore, HDSL, BRI NTU diagrram, inaddition to basic
         functionality.  Also supports 8231 FRAD.  Does not support any Server except 887120 ADPCM.  See Product Relese Bulletiv for more details.
         GA
60361    CPU Firmware, Host Version 3.6.1                                 $500  [**]    [**]
         Release of 3.6.1 host firmware.  Supports NVRAM Backup and
         Restore, HDSL, BRI NTU, in addition to basic
         functionality.  Also supports 8231 FRAD.  Does not support any Server except 887120 ADPCM.  See Product Release
         Bulletin for more details.
         GA
60412    CPU Firmware, Host Version 4.1.2                                 $750  [**]    [**]
         Latest release of generic 4.x CPU host firmware.
         Introduces frame relay, coin card support and Euro ISDN
         support.  Provides base platform for subsequent 4.x
         releases.  See Product Release Abstract for features and
         limitations.
         GA
60420    CPU Firmware, Host Version 4.2.0                                 $750  [**]    [**]
         Release 4.2.0 host firmware that introduces HDSL and NTU
         management support.  May not include all previous 4.x
         features - see Product Release Abstract for features and
         limitations.
         GA
60431    CPU Firmware, Host Version 4.3.1                                 $750  [**]    [**]
         Release 4.3.1 host firmware that introduces ATM support.
         May not  include  all  previous  4.x  features  - see  Product  Release
         Abstract for features and limitations.
         GA
60440    CPU Firmware, Host Version 4.4.0                                 $750  [**]    [**]
         Release 4.4.0 host firmware that introduces BRI/PRI
         support.  May not include all previous 4.x features - see
         Product Release Abstract for features and limitations.
         GA
60450    CPU Firmware, Host Version 4.5.0                                 $750  [**]    [**]
         Release 4.3.1 host firmware that introduces A-CELP voice
         compression support.  May not include all previous 4.x
         features - see Product Release Abstract for features and
         limitations.
         GA
60421    CPU Firmware, Host Version 4.2.1                                 $750  [**]    [**]
         Release 4.5.0 host firmware that introduces HDSL and NTU
         management support.  May not include all previous 4.x
         features - see Product Release Abstract for features and
         limitations.
         GA
60500    CPU Firmware, Host Version 5.0.0                                 $750  [**]    [**]
         Release of 5.x CPU host version firmware.  Integrates all
         advanced features of releases 4.x.  Provides support for
         ATM, FRS, LBRV with FAX forwarding, PRI, BRI/PRI
         interworking, IMUX, and HDSL WAN.  Includes TCP/IP/SNMP at no extra charge.
         GA

04 - WAN Cards
8000     WAN Card, Single T1/E1, Plastic Faceplate                      $1,000  [**]    [**]
         Provides a single T1 or E1 line interface.  Connects to
         both user peripherals and network aggregates.  Single port for DSX/CEPT or CSU oeopration (characterized by separate
         Line Interface Module).  May operate in CAS or CCS mode.
         T1 interfaces equipped with CSU or DSX modules may act as
         the "near en" termination point for Subscriber Loop
         Carrier (SLC96) facilities as outlines in Bellcore
         TR-TSY-000008, Issue 2, August 1987.
         GA
800060   WAN Card, Single T1/E1, Stainless Steel Faceplate, CE Marked   $1,000  [**]    [**]
         Stainless steel faceplate with ejector.  Provides a single
         T1 or E1 line interface.  Connects to both user peripherals and network aggregates.  Single port for DSX/CEPT or CSU
         operation (characterized by separate Line Interface
         Module).  May operate in CA





8010     WAN Card, Dual T1/E1, Plastic Faceplate                        $1,700  [**]    [**]
         Supports up to 2 T1 or E1 line interfaces.  Can
         simultaneously suport 1 T1 and 1 E1.  Will work with only 1
         Line Interface Module as long as other WAN port remains in standby state.  May operate in CAS or CCS mode.  T1
         interfaces equipped with CSO or DSX modules may act as the
         "near end" termination point for Subscriber Loop Carrier
         (SLC96) facilities as outlined in Bellcore TR0TSY-000008,
         Issue 2, August 1987.
         GA
801060   WAN Card, Dual T1/E1, Stainless Steel Faceplate, CE Marked     $1,700  [**]    [**]
         Stainless steel faceplate with ejector.  Supports up to 2
         T1 or E1 line interfaces.  Can simultaneously support 1 T1 and 1 E1.  Will work with only 1 Line Interface Module as
         long as other WAN port remains in standby state.  May
         operate in CAS or CCS mode.  T1 interfaces equipped with
         Csu or DSX modules may act as the "near end" termination
         point for Subscriber Loop Carrier (SLC96) facilities as
         outined in Bellcore TR0TSY-000008, Issue 2, August 1987.
         GA
801160   WAN Card, Dual HDSL E1, Stainless Steel Faceplate, CE Marked   $2,000  [**]    [**]
         The 801160 HDSL Dual WAN card is designed to support HDSL
         applications in both LTU and NTU mode.  It accepts two
         82030 plug-in HDSL WAN Modules for 2 x E1 lines driving
         across 2 twisted pairs each.  (Note that it does not
         support 811xx or 812xx plug-in modules).
         Stainless steel faceplate with ejectors.
         GA
8014     WAN Card, Dual T1/E1 WAN Card with Relays, Plastic Faceplate   $1,950  [**]    [**]
         Use with 8801xx or 8802 Cross-Connect cPUs only.  Provide
         1:N (N) redundancy for dual WAN cards when plugged into
               -
         slot W4; acts as redundant mate for Dual WAN cards, 8010xx located in slots W1, W2 or W3.  Plug in modules on t
         GA
801460   WAN Card, Dual T1/E1 WAN Card with Relays, Stainless Steel     $1,950  [**]    [**]
         Faceplate, CE Marked
         Stainless steel faceplate with ejector.  Used with 8801xx,
         8802xx, or 8803xx Cross-Connect CPUs only.  Provides 1:N
         (N) redundancy for dual WAN cards when plugged into slot
         W4; acts as redundant mate for Dual WAN cards, 8010xx,
         located in slots W1, W2 o
         GA
811      WAN Module, Line Interface Module for DSX/CEPT Termination,      $500  [**]    [**]
         CE Marked
         Used with 8000, 8010 and 8814 WAN cards to provide DSX or
         E1 line interface.
         One 811 is required for each DSX (external CSU required) or
         E1 port.  Maximum 2 modules per dual WAN card.  For E1
         operation, module is manually jumpered to select either 75
         Ohm
         GA
81120    WAN Module, Line Interface Module for DSX/CEPT Termination,      $500  [**]    [**]
         CE Marked
         Used with 8000xx, 8010xx WAN cards to provide DSX or E1
         line interface.
         One 811xx is requried for each DSX (external CSU required)
         or E1 port.  Maximum 2 modules per WAN card.  For E1
         operation, mo
         GA
81130    WAN Module, Line Interface Module for DSX/CEPT Termination,      $500  [**]    [**]
         GR-1089
         Used with 8000xx, 8010xx and 8814xx WAN cards to provide
         DSX or E1 line interface.
         One 811xx is required for each DSX  (external CSU required) or E1 port.
         Maximum 2 modules per WAN card.  For E1  operation,  module is manually jumpered to select either 75 GA
812      WAN Module, Line Interface Module for CSU Termination          $1,000  [**]    [**]
         Used with 8000, 8010 and 8814 WAN cards to provide CSU line interface.  Provides complete CSU functionality for T1
         lines.
         One 812 is required for each CSU port (maximum 2 per dual
         WAN card).
         GA
81220    WAN Module, Line Interface Module for CSU Termination          $1,000  [**]    [**]
         Used with 8000, 8010 and 8814 WAN cards to provide CSU line interface.  Provides complete CSU functionality for T1
         lines.
         One 812xx is required for each CSU port (maximum 2 per dual
         WAN card).
         GA
81230    WAN Module, Line Interface Module for CSU Termination,         $1,000  [**]    [**]
         GR-1089
         Used with 8000xx, 8010xx and 8814xx WAN cards to provide
         CSU line interface.  Provides complete CSU functionality
         for T1 lines.
         One 812xx is required for each CSU port (maximum 2 per WAN card).  NEBS compliant (see Marketing Note MN002_02) and GR-1089 comp
         GA
82030    WAN Module, 2 x 1168Kbps HDSL                                  $1,300  [**]    [**]
         The 82030 WAN plug-in module is used with the 801160 WAN
         card to provide 2 x E1 HDSL line interfaces (= 1 E1 at
         2.048 Mb/s).  One 82030 is required for each E1 HDSL port
         (maximum 2 ports per WAN card).  This module is based on
         the Adtran 2B1Q interface mo

05 - Voice Cards
8108     E&M/TO Card, 8-Port, 2-Wire, Aluminum Faceplate                $1,200  [**]    [**]
         Supports E&M types, I, II, IV and V.  Normal E&M,
         Transmission Only and E&MR2 modes are supported.  May be
         used with 8871xx ADPCM and 8300xx LBRV compression cards.
         GA
810860   E&M/TO Card, 8-Port, 2-Wire, Stainless Steel Faceplate         $1,200  [**]    [**]
         Stainless steel faceplate with ejector.  Supports E&M types
         I, II, IV and V.  Normal E&M, Transmission Only and E&MR2
         modes are supported.  May be used with 8871xx ADPCM and
         8300xx LBRV compression cards.
         GA
8119     E&M/TO Card, 8-Port, 4-Wire, Extended Range, Aluminum          $1,500  [**]    [**]
         Faceplate, CE Marked
         Supports E&M types I, II, IV and V.  Normal E&M,
         Transmission Only and E&MR2 modes are supported.  May be
         used with8871xx ADPCM and 8300xx LBRV compression cards.
         Extrended TX TLP range is added to support dedicated 4-wire modem applications - especially important for data
         transmission speeds of 19.2Kb/s or higher.
         CE Marked for TO mode only.
         GA
811960   E&M/TO Card, 8-Port, 4-Wire, Extended Range, Stainless Steel   $1,500  [**]    [**]
         Faceplate, CE Marked
         Stainless steel faceplate with ejector.  Supports E&M types
         I, II, IV and V.  Normal E&M, Transmission Only and E&MR2
         modes are supported.  May be used with 8871xx  ADPCM and
         8300xx LBRV compression cards.
         Extended TX TLP range is added to support dedicat
         GA
8125     FXS Card, 4-Port, 2-Wire, 600 Ohm, Aluminum Faceplate            $845  [**]    [**]
         Two wire interface, supporting signaling modes Foreign
         Exchange Station (connects to 2-way PBX trunk or key
         system), Foreign Exchange Software Defined Network
         (emulates E & M for connectio to class 4 switches), PLAR
         (point-to-point unswitched), DPO (1-way
         GA
8129     FXS Card, 8-Port, 2-Wire, 600 Ohm, Aluminum Faceplate          $1,300  [**]    [**]
         Two wire interface, supporting signaling modes Foreign
         Exchange Station (connects to 2-way PBX trunk or key
         system), Foreign Exchange Software Defined Network (new
         access services, with wink option), PLAR (point-to-point
         unswitched), DPO (1-way trunks fro
         GA
812960   FXS Card, 8-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $1,300  [**]    [**]
         Two wire interface, supporting signaling modes Foreign
         Exchange Station (connects to 2-way PBX trunk or key
         system), Foreign Exchange Software Defined Network
         (emulates E & M for connection to class 4 switches), PLAR
         (point-to-point unswitched), DPO (1-wa
         NPI - Contact Product Marketing for availability
         New
8139     FXO Card, 8-Port, 2-Wire, 600 Ohm, Aluminum Faceplate          $1,600  [**]    [**]
         Two wire interface, supporting signaling modes Foreign
         Exchange Station (connects to 2-way PBX trunk or key
         system), Foreign Exchange Software Defined Network (new
         access services, with wink option), DPT (1-Way incoming
         trunks from PBS, Key system or telephone) and MRD
         (point-to-point unswitched).  Signal settings include
         variety of loop start and ground start options plus R2.
         Use with 600-Ohm termination facilities.
         GA
813960   FXO Card, 8-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $1,600  [**]    [**]
         Two wire interface, supporting signaling modes Foreign
         Exchange Office (connects to 2-way PBX trunk or key
         system), Foreign Exchange Software Defined Network
         (emulates E & M connection to class 4 switches), DPT (1-way incoming trunks from PBX, Key system
         GA
814960   FXS Card, 6-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $2,205  [**]    [**]
         This CBIS (Coin Box Interface Station) card is a 6-port,
         2-wire card with 600Ohm impedance.  A-Law or U-Law codec
         operation is soft selectable.  Metering pulse types of
         reverse battery or HF Sine Wave are soft selectable.  The
         sine wave frequency can be set to 12 or 16 KHx.  Supports
         signaling modes Foreign Exchange Station (connects to 2-way
         PBX trunk or key system)
         GA
815960   FXO Card, 8-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $3,120  [**]    [**]
         This CBIS (Coin Box Interface Station) card is a 6-port,
         2-wire card with 600Ohm impedance.  A-Law or U-Law codec
         operation is soft selectable.  Metering pulse types of
         reverse battery or HF Sine Wave are soft selectable.  The
         sine wave frequency can be set to 12 or 16 KHx.  Supports
         signaling modes Foreign Exchange Station (connects to 2-way
         PBX trunk or key system)
         GA

06 - Data Cards
8202     HSU Card, 2-Port, RS-530/V.35 Interface, Aluminum Faceplate    $1,450  [**]    [**]
         Two port High Speed Unit (HSU) for 56K, 64K and Nx56/64K
         data applications.  Supports 2 RS530/RS449 or V.35 data
         ports.  Can also support V.325 and RS232 data through the
         use of the appropriate personality modules.  DB25
         connectors.
         GA
820260   HSU Card, 2-Port, RS-530/V.35 Interface, Stainless Steel       $1,450  [**]    [**]
         Faceplate, CE Marked
         Two port High Speed Unit (HSU) for 56K, 64K and Nx56/64K
         data applications.  Supports 2 RS530/RS449 or V.35 data
         ports.  Can also support RS232 data through the use of the appropriate personality modules.  DB25F connectors.
         Stainless steel faceplate with
         GA
820360   HSU Card, 2-Port, V.11 Interface, Stainless Steel Faceplate    $2,500  [**]    [**]
         Can be used to provide IMACS external main clock from a
         Nx56/64K port.  V.11/RS530 interfaces on DB25F connectors.
         Also  supports  Nx56/64K  extreme  clock  to  IMACS.   Stainless  steel
         faceplate with ejector.
         GA





8212     HSU Card, 2-Port, V.35 Interface, Aluminum Faceplate           $1,450  [**]    [**]
         Two port High Speed Unit (HSU) for 56K, 64K and Nx56/64K
         data applications.  True V.35 interface on DB25F connectors.
         GA
821260   HSU Card, 2-Port, V.35 Interface, Stainless Steel Faceplate    $1,450  [**]    [**]
         Two port High Speed Unit (HSU) for 56K, 64K and Nx56/64K
         data applications.  True V.35 interface on DB25F connectors.
         Stainless steel faceplate with ejector.
         GA
821360   HSU Card, 2-Port with RS-530/V.35, 2 Dial Ports with           $1,950  [**]    [**]
         RS-366/V.25bis, Stainless Steel Faceplate
         High Speed Unit (HSU) for 56K, 64K and Nx56/64K data
         applications.  Supports 2 RS530 or V.35 data ports;
         selection is made on a port-by-port basis using on-board
         switches.  Supports V.25bis and/or RS-366 dialing for
         switched data applications when used wi
821460   HSU Card,  2-Port,  V.35 Interface,  Stainless Steel Faceplate,  $2,500
         [**] [**] CE Marked Provides true V.35 interfaces on DB26F  connectors.
         Ports may be configured for either trunk or user peripheral connection.
         Also  supports  Nx56/64K  extreme  clock  to  IMACS.   Stainless  steel
         faceplate with ejector. CE Marked.
821560   HSU Card, 4-Port,  RS-530/V.35  Interface,  Stainless Steel $2,500 [**]
         [**]  Faceplate,  CE Marked  High Speed Unit  (HSU) for 56K,  64K,  and
         Nx56/64K data applications. The selection of RS530 or V.35 is made on a port-by-port basis using on-board switches. Can also support RS232 data at 56Kb/s through the use of the 1253xx Personality Module and 1240
822060   SRU Card, 10-Port,  RS-232C/V.24 Sync/Async Operation, $2,400 [**] [**]
         Stainless  Steel  Faceplate,  CE  Marked  Supports  synchronous  and/or asynchronous  data  ports  from 300 bps to  38.4Kbps.  Supports  DS0-A,
         DS0-B, V.14 and X.50 Division 3 subrate multiplexing  formats. See Data
         Section in manual for  aggregate  input  speed  restrictions.  SRU card ports can also be mu
8228     BnR Concentrator Card, SLIP-Based Management Concentration, $3,600 [**]
         [**]  Aluminum   Faceplate   Provides   concentration  for  time  slots
         containing  diagnostics  from remote IMACS units.  Multiplexes  up to 8
         Bit-7-Redundant  (B7R)  or B4R  formatted  data  channels  from up to 8 different DS0s onto a single,  asynchronous  channel at up to 38.4Kbps.
         Data on the a
823160   FRAD Card, 10-Port, RS-232 Interface,  HDLC and Async, $3,200 [**] [**]
         Stainless Steel Faceplate, CE Marked Frame Relay Assembler/Disassembler
         provides  encapsulation  for  HDLC/SDLC  or Async ports up to 38.4Kbps.
         Transparent/Sync  up  to  38.4Kbps.  This  card  concentrates  up  to 8 non-frame inputs into 2 frame data streams at 56 or 64Kbps. Total of 10 ports may be
824160   OCU-DP Card, 5-Port,  Stainless Steel Faceplate $3,500 [**] [**] Allows
         provisioning of DDS services or  consolidation  of DSU traffic as DS0-A or DS0-B.  Interfaces  directly  to DSU at  speeds up to and  including
         64Kbps. Does not support BCH error correction,  performance  monitoring or operation in CSU mode (used only for b
824660   OCU-DP Card, 10-Port, Stainless Steel Faceplate $6,500 [**] [**] Allows
         provisioning of DDS services or  consolidation  of DSU traffic as DS0-A or DS0-B.  Interfaces  directly  to DSU at  speeds up to and  including
         64Kbps. Does not support BCH error correction,  performance  monitoring or operation in CSU mode (used only for b
8249     OCU-DP Card, 2-Port,  with Error Correction,  Aluminum $1,850 [**] [**]
         Faceplate  Provides  interface  for  provisioning  of DDS  services  or consolidation  of DSU traffic.  Supports DS0-A or DS0-B sub-rate,  56K,
         64K and Switched  56K DDS.  Support BCH error  correction,  performance monitoring or operation in CSU mode. Secondary channel opera
825460   DSO-DP Card, 4-Port Co/Contra-Directional  Selectable, $2,450 [**] [**]
         Stainless Steel Faceplate  Provides 4 ports of DSO-DP or G.703 64K. For
         G.703, clock can be selected to be co- or contra-directional. Stainless steel faceplate with ejector.
826060   BRI OUO Card, 8-Port, 2-Wire, Stainless Steel Faceplate, CE $4,500 [**]
         [**]  Marked  Provides 8 ports of 2-wire  2B1Q  interface  via a single
         RJ27X(F)  (50 pin amp)  connector.  Adheres  to 2B+D  format.  Supports external  timing (in Host Release 3.6). Can be used to support NTUs for dedicated operation or for connection to BRI OUO interface d
826070   BRI OUO Card, 8-Port, 2-Wire, Stainless Steel Faceplate, CE $4,500 [**]
         [**]  Marked  Provides 8 ports of 2-wire  2B1Q  interface  via a single
         RJ27X(F)  (50 pin amp)  connector.  Adheres  to 2B+D  format.  Supports external  timing (in Host Release 3.6). Can be used to support NTUs for dedicated operation or for connection to BRI OUO interface d
826160   BRI OUO Card, 8-Port,  2-Wire,  with Sealing Current,  $4,850 [**] [**]
         Stainless  Steel  Faceplate,  CE Marked Provides 8 ports of 2-wire 2B1Q interface via a single RJ27X(F) (50 pin amp) connector. Adheres to 2B+D format.  Supports  external  timing.  Can be used to  support  NTUs for dedicated  operation or for  connection to BRI OUO  interface  devices.
         Commonly used
826170   BRI OUO Card, 8-Port,  2-Wire,  with Sealing Current,  $4,850 [**] [**]
         Stainless  Steel  Faceplate,  CE Marked Provides 8 ports of 2-wire 2B1Q interface via a single RJ27X(F) (50 pin amp) connector. Adheres to 2B+D format.  Supports  external  timing.  Can be used to  support  NTUs for dedicated  operation or for  connection to BRI OUO  interface  devices.
         Commonly used
826260   BRI OS/TO Card, 8-Port, 4-Wire, Stainless Steel Faceplate,  $4,500 [**]
         [**] CE Marked  Provides 8 ports with 4-wire ISDN BRI S/T interface via a single  RJ27X(F)  (50 pin amp)  connector.  Adheres  to 2B+D  format.
         Provides TE, NT1 and NT2  emulation.  Commonly  used to provide  remote extension of four-wire BRI CPE devices from an ISDN PBX. Requ





826270   BRI S/T Card, 8-Port, 4-Wire, External Timing Support, $4,500 [**] [**]
         Stainless Steel Faceplate,  CE Marked Provides 8 ports with 4-wire ISDN
         BRI  S/T  interface  via a  single  RJ27X(F)  (50 pin  amp)  connector.
         Supports external timing. Adheres to 2B+D format.  Provides TE, NT1 and
         NT2 emulation.  Commonly used to provide remote  extension of four-wire
         BRI CPE dev

07 - Communications Server Cards
830060   DSP Server Card,  8-Port,  Stainless Steel  Faceplate  $6,000 [**] [**]
         Consists of 68360 central processor. First application for the DSP card is A-CELP (G.729) voice compression. The DSP Card occupies a User card slot and takes voice traffic from either the WAN or User Bus. DSP card output = 3 composite HDLC links at 64,
8840A    ISDN PRI Server Card, 1 PRI Channel,  Plastic Faceplate, CE $2,500 [**]
         [**] Marked ISDN PRI Server Card for use with HSU cards, providing switched data applications across a network facing WAN interface.
         Supports 1 PRI D channel  only.  Signaling may be selected from Fujitsu
         Fetex, ATT 4ESS, ATT 5ESS, DMS-100, DMS-250, National ISDN II,
8840B    ISDN PRI Server Card, 2 PRI Channels, Plastic Faceplate, CE $4,500 [**]
         [**] Marked ISDN PRI Server Card for use with both HSU and E1/T1 (WAN )
         User interfaces, providing switched data applications across a network facing WAN interface. Simultaneously supports 2 PRI D channels - may be configured for User or Network facing. Signaling m
8840C    ISDN PRI Server Card, 8 PRI Channels, Plastic Faceplate, CE $6,500 [**]
         [**] Marked ISDN PRI Server Card for use with both HSU and E1/T1 (WAN )
         User interfaces, providing switched data applications across a network facing WAN interface. Simultaneously supports 8 PRI D channels - may be configured for User or Network facing. Signaling m
887160   ADPCM Server Card,  Supports 40, 32 or 24Kb/s  ADPCM,  $6,300 [**] [**]
         Stainless Steel Faceplate, CE Marked The 887120 has 32 pairs of voice compression engines that will accept input directly from voice, SRU, BRI or WAN cards. The sum of compression rates for each engine must equal 64Kb/s. Selectable compression rates include 40, 32 or 24Kb/s with the latter
8880     Inverse Mux Server Card,  4 Channels,  Plastic  Faceplate,  with $4,500
         [**] [**] BONDING modes 0 and 1 Works in conjunction with 1 of the ISDN
         PRI Server  cards  (8840 A, B or C) to provide  Nx56K,  Nx64K or Nx384K
         (H0) Inverse Multiplexed calls. Supports BONDING modes 0 or 1. Up to 4 simultaneous IMUX connections per card are supported.

08 - ACS Cards
881160   ACS Card, Base,  Advanced  Communication  Server, 68 Ports, $4,500 [**]
         [**] Stainless  Steel  Faceplate,  CE Marked Base platform for advanced server  applications.  ACS variants are availabe  with or without child module  options.  The base  platform  supports 4 high speed ports (each port max speed = 2Mb/s, max aggregate bandwidth = 4Mb/s) & 64 low speed ports (each port
881360   ACS Card, Advanced Communication Server, 132 Ports,            $5,000  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         The 881360 is comprised of the 881160 with additional expansion child card (not available separately).
         Card is characterized through addition of 63xxx Server Firmware (must be ordered separately).
         Stainless steel faceplate with ejector.
882060   ACS Card, DS3,  Advanced  Communication  Server,  Stainless $5,000 [**]
         [**]  Steel  Faceplate  The 882060  ACS Card is  comprised  of the base
         881160 ACS platform  with  additional  ATM child module (not  available
         separately).   The  ATM  child  card  includes  ATM   Segmentation  and
         Reassembly  (SAR)  processor and a DS3 interface (BNC  connectors).  In addition a

09 - Server Firmware
62160    FR Firmware,  Frame Relay Server Firmware for ACS Card $2,000 [**] [**]
         Provides   encapsulation   FRAD   function  for   SDLC/HDLC   data  and
         concentration  of  frame  relay  circuits,   with  improved  congestion
         management.  All  inputs  to Frame  Relay  Server  must be at 56, 64 or
         Nx56/64K data rates. Input ports may be V.35, EIA-530, DDS 56/6
63100    MCC Firmware,  Management Communications  Concentrator $4,000 [**] [**]
         Firmware  for ACS Card  Allows up to 128 IP  management  channels to be concentrated onto a single ethernet link, providing the means to manage a large  network  of IMACS  products  from a single  location  using IP techniques. Provides IP connectivity to up to 131 remote IMACS units.
63110    MCC Firmware,  Management Communications  Concentrator $4,000 [**] [**]
         Firmware  for ACS Card  Allows up to 128 IP  management  channels to be concentrated onto a single ethernet link, providing the means to manage a large  network  of IMACS  products  from a single  location  using IP techniques. Provides IP connectivity to up to 131 remote IMACS units.
64110    ATM Firmware,  Asynchronous Transfer Mode Concentrator $3,500 [**] [**]
         Firmware for ACS Card The ATM Concentrator is an application running on the Advanced  Communication  Server,  providing a DS3 or OC-3/STM-1 ATM port.  It  supports  both  constant  bit  rate  and  variable  bit rate applications and offers  connectivity from WAN, HSU, analog voice, FRAD an
65100    BRI/PRI  Firmware,  ISDN BRI to PRI Server Firmware for ACS $5,000 [**]
         [**] Card  Provides  inter-working  between NET3 based BRI and and NET5 based PRI. Fixed timeslot  mapping only in this release.  Uses standard
         8260xx or 8261xx  based BRI card for BRI  interface.  PRI  software  is provided by 65100; an 8840xx based PRI Server Card is no
66600    A-CELP Firmware, LBRV Voice Compression Firmware for DSP Card $500 [**]
         [**] Required for each DSP card used as LBRV compression card. Each DSP card with 66600  firmware  will  perform  voice  compression  to 8 Kb/s
         (G.729) for up to 8 channels of PCM voice  originating on WAN card time slots or analog voice cards. Supports fax recognit
67100    IP Firmware,  Internet  Protocol Firmware for ACS Card $2,000 [**] [**]
         Provides routing of ethernet IP traffic using Frame Relay encapsulation
         (RFC 1490) over a maximum of 128 Frame Relay PVCs (3  physical  ports).
         ARP,  RIP, and Inverse ARP are used as routing  protocols.  Frame Relay output may be V.35, EIA-530, fractional T1

10 - Other Hardware
840160   External  Alarms  Card,  4-Port,  4 Inputs & 4 Outputs,  $500 [**] [**]
         Stainless Steel Faceplate, CE Marked Supports four outbound switches and four inbound sensors. The outbound switches are used to report internal alarms to external devices by triggering form-C contact closures (on Major or Minor alarms). Triggering may be on opening or closure of the conta
840260   External  Alarms Card,  3-Port,  Power Fail Alarm,  Stainless $500 [**]
         [**] Steel Faceplate, CE Marked Supports 3 outbound and 3 inbound sensors. Card performance is identical to the 8401 External Alarm Card, except that the fourth alarm port on the 840220 can only be used as an outbound alarm to show if the system power fails. Stainless steel faceplate w
840360   External Alarms Card, 28-Port, 28 Inputs & 14 Outputs, $1,850 [**] [**]
         Stainless Steel Faceplate, CE Marked Supports 28 external alarm inputs and 14 external alarm outputs. Inputs are individually selectable for active or passive mode. Input sensors may sense open or close of contact. Sensed alarms may be handled internally as Major or Minor.
         Input alarms m

Section 2: StreamLine
01 - Packages
         Each StreamLine series package contains the basic common equipment to connect 1 T1 to the network. It consists of an 8 1/4" wide, 7-slot steel chassis designed to take a special CPU card, WAN card, and combination power supply card to connect 1 T1 to the network, with drop-and-insert DSX capability. StreamLine accepts any of the IMACS
         User cards with metal faceplate in 4 user slots to fill the 24 channels available. The combination power supply card has 120/240VAC, 50-60Hz input that provides +-5V, +-12V, -48VDC and ringing voltage to operate the system. Redundancy is not provided. Optional voice or data cards may be added to a StreamLine system (must be ordered separately.)
         Available as complete packages only.

400      Streamline, Basic Component Package, T1, AC Power Supply       $3,095  [**]    [**]
         Includes:
         1- 491530 (Chassis with installation kit)
         1-480060 (CPU  control card)
         1-401060 (WAN card)
         1-490100 (Power Supply, AC)
         NPI - Contact Product Marketing for availability

401      StreamLine, DV Package, T1, AC Power Suply                     $3,495  [**]    [**]
         Includes:
         1- 491530 (Chassis with installation kit)
         1-480060 (CPU  control card)
         1-401060 (WAN card)
         1-490100 (Power Supply, AC)
         1-820260 (HSU card, 2-port w/ RS-530/V.35 interface,
         stainless steel faceplate)
         Optional Voice Card(s) must be ordered separately. See Section 1, IMACS
         Voice Cards for product description NPI - Contact Product Marketing for availability

402      StreamLine, BRI Package, T1, AC Power Suply                    $5,995  [**]    [**]
         Includes:
         1- 491530 (Chassis with installation kit)
         1-480060 (CPU  control card)
         1-401060 (WAN card)
         1-490100 (Power Supply, AC)
         1-826060 (BRI "U" card,  8-port,  2-wire,  stainless  steel  faceplate)
         Optional Voice Card(s) must be ordered separately. See Section 1, IMACS
         Voice Cards for product description NPI - Contact Product Marketing for availability

02 - Common Equipment
401060   StreamLine WAN Card, T1,  Stainless  Steel  Faceplate  $2,200 [**] [**]
         StreamLine WAN has built-in interface to support 1 T1 for network connection and a DS1 for local connection. Has RJ48 T1 port (CSU) and RJ48 DSX port for local drop and insert. Can connect to both simultaneously for up to 24 channels. WAN redundancy is
480060   StreamLine CPU Card, 1 T1,  Stainless Steel Faceplate  $1,900 [**] [**]
         StreamLine CPU supports 2 T1 line interfaces. Has node/alarm port, VT100 termination port, and computer port (PPP/SLIP/Printer). Operates in termination and/or drop-and-insert mode. Has built-in TCP/IP/SNMP feature. Redundant CPU operation is not supported.
490160   StreamLine Combination AC Power Supply,  Converter and Ring $1,000 [**]
         [**] Generator, 120/240VAC Combination Power Supply Card for StreamLine uses 120V/240VAC, 50-60Hz input to provide +5V, +12V, 45W output to operate all system card; -48V, 50W for the talk battery of voice cards, and a ringing voltage. Redundancy is not supported.
491530   StreamLine Chassis with Installation Kit, Steel Chassis, $700 [**] [**]
         Front Loading, Steel Card Guides Steel chassis, front loading, 8 1/4" wide, new "V" steel card guides; with installation kit. Can sit on desktop, or mount on wall or in rack. Provides one slot each for special CPU, WAN, and Power Supply Cards, plus 4 User slots for voice and data applications







Section 3: EMS
01 - EMS Software
70100-1  EMS, v4.1.1, User License Package                              $5,000  [**]    [**]
         Package of 5 user licenses required for 5 simultaneous users of EMS v4.1.1.
70105-04 EMS Complete, v4.1.1, for SUN Solaris 2.x for x86 and SPARC            [**]    [**]
                                                                        $20,000
         Package of EMS Complete software with 5 user licenses.

Section 4: Miscellaneous Products and Services
01 - Cables and Accessories
1106     Adapter,  RJ48(F)  to 2 BNC(F)  $171  [**]  [**] The  1106  adapter  is typically  used to connect a balanced E1 circuit to an Interface  Card.
         Limited to 1 pair of BNC connectors, it may be better to order the 1183 or 1184 Interface Panel for higher density connectivity.
1114CX   Cable,  5-ft RJ48(M) to DB25(F)  Cross-Over $57 [**] [**] This cable is used to connect an external clocking source to the 8220xx SRU Card.
1114F    Cable,  5-ft RJ48(M) to DB25(F)  Straight-Thru $49 [**] [**] This cable is used to connect RS232 DTE to the 8220xx SRU Card.
1114M    Cable,  5-ft RJ48(M) to DB25(M)  Straight-Thru $49 [**] [**] This cable is used to connect RS232 DTE to the 8220xx SRU Card.
1114X    Cable,  5-ft RJ48(M) to DB25(M)  Cross-Over $49 [**] [**] This cable is used to connect RS232 DCE to the 8220xx SRU Card.
1118     Cable, 25-ft RJ48(M) to RJ48(M) Silver-Satin                      $97  [**]    [**]
         This cable is used to connect DDS DSU/CSU to 8247xx, 8249xx
         OCU-DP cards.
1121     Connector Block,  50-Pin Amphenol (F) to 2 x RJ48 (F) Adapter $171 [**]
         [**] (with Test Jacks) The 1121 adapter is used to connect  T1/E1 links to the  8920xx,  8921xx,  8922xx,  8923xx  Interface  Card.  For higher density  connectivity,  select the 1181. Consult the Premisys Cable and
         Equipment Guide for more details.
1181     Connector Block, T1 Distribution  Panel,  50-Pin Amphenol (F) $257 [**]
         [**] to 8 x RJ48 (F)  Adapter  (with  Test  Jacks)  The 1181 is used to connect up to 8 T1s to the 8920xx,  8921xx,  8922xx,  8923xx  Interface
         Card. Consult the Premisys Cable and Equipment Guide for more details.
1183     Connector Block (With Premisys  Logo),  E1 Distribution  $750 [**] [**]
         Panel,  50-Pin  Amphenol (F) to 16 x BNC (F) Adapter (with Test Jacks),
         CE Marked Contains Premisys logo. Provides 8 pairs of BNC(F) connectors for connecting up to 8 E1 trunks to an 8920xx,  8921xx,  8922xx, 8923xx
         Interface  Card.  Includes  50-pin (M) to (M) Amp cable and is suitable for 8916 IMACS 600 chassis only. Mounts in place of
118301   Connector Block (Without Premisys Logo), E1 Distribution $750 [**] [**]
         Panel,  50-Pin  Amphenol (F) to 16 x BNC (F) Adapter (with Test Jacks),
         CE Marked Does not contain  Premisys  logo.  Provides 8 pairs of BNC(F)
         connectors  for  connecting  up to 8 E1  trunks to an  8920xx,  8921xx,
         8922xx, 8923xx Interface Card. Includes 50-pin (M) to (M) Amp cable and is suitable for 8916 IMACS 600 chassis only. Mounts in
118320   Connector Block (Without Premisys Logo), E1 Distribution $750 [**] [**]
         Panel,  50-Pin  Amphenol (F) to 16 x BNC (F) Adapter (with Test Jacks),
         CE Marked Does not contain  Premisys  logo.  Provides 8 pairs of BNC(F)
         connectors  for  connecting  up to 8 E1  trunks to an  8920xx,  8921xx,
         8922xx, 8923xx Interface Card. Includes 50-pin (M) to (M) Amp cable and is suitable for 891620 IMACS 600 chassis only. Mounts i
1184     Connector Block, E1 Distribution  Panel,  50-Pin Amphenol (F) $750 [**]
         [**] to 16 x BNC (F)  Adapter  (with Test  Jacks),  CE Marked  Does not contains  Premisys  logo.  Provides  8 pairs of BNC(F)  connectors  for connecting  up to 8 E1  trunks to an  8920xx,  8921xx,  8922xx,  8923xx
         Interface  Card.  Includes  50-pin (M) to (M) Amp cable and is suitable for 8918xx IMACS 800 chassis only. Mounts
1201F    Cable, 15-ft DB9(M) to DB25(F) Straight-Thru $51 [**] [**] For use with
         IF cards  prior to REV C0. The 1201F  cable is used to connect the DB9F
         DCE computer port on the Interface Card to a DB25F DTE port on Premisys
         EMS or other external system.
1201M    Cable, 15-ft DB9(M) to DB25(M) Straight-Thru $51 [**] [**] For use with
         IF  cards  prior  to REV C0.  The  1201M  cable  connects  the DB9F DCE computer port on the Interface card to a DB25F DTE port on Premisys EMS or other external system.
1202F    Cable, 15-ft DB9(F) to DB25(F) Cross-Over $51 [**] [**] For use with IF cards at REV C0 or higher.  The 1202F cable  connects DB9M DTE computer port on the  Interface  Card to the DB25M DTE port on  Premisys  EMS or other external system.
1202M    Cable, 15-ft DB9(F) to DB25(M) Cross-Over $51 [**] [**] For use with IF cards at REV C0 or higher.  The 1202F cable  connects DB9M DTE computer port on the  Interface  Card to the DB25F DTE port on  Premisys  EMS or other external system.
1203F    Cable,  5-ft  DB25(M) to M34(F)  Straight-Thru  V.35 $100 [**] [**] The
         1203F cable is used to connect V.35 DTE to HSU cards.
1203X    Cable,  5-ft DB25(M) to M34(M) Cross-Over V.35 $100 [**] [**] The 1203X
         cable is used to connect V.35 DCE to HSU cards.
1204F    Cable,  5-ft DB25(M) to DB25(F) RS530  Straight-Thru  $63 [**] [**] The
         1204F cable is used to connect  RS530 (or RS232 using 1252  module) DTE to the 8202xx (2 port) HSU card.
1204M    Cable,  5-ft DB25(M) to DB25(M) RS530  Straight-Thru  $63 [**] [**] The
         1204M cable is used to connect  RS530 (or RS232 using 1252  module) DTE to the 8202xx (2 port) HSU card.
1204X    Cable, 5-ft DB25(M) to DB25(M) RS530 Cross-Over $63 [**] [**] The 1204X
         cable is used to connect  RS530 (or RS232 using 1252 module) DCE to the
         8202xx (2 port) HSU card.
1206F    Cable,  5-ft DB15(M) to DB25(F) RS366  Straight-Thru  $71 [**] [**] The
         1206F cable is used to connect RS366 Automatic Calling Equipment to HSU ports.
1207     Cable, 6-ft 3 Amphenol (M) to 4 Amphenol (M)                     $200  [**]    [**]
         The 1207 cable is used to connect 3 E&M cards to 2 or 4 M66 blocks or other terminal wiring.
1208     Cable, 6-ft 3 Amphenol(M) to 1 Amphenol(M)                       $126  [**]    [**]
         The 1208 cable is used to connect 3 FXS or FXO cards to one M66 block or other terminal wiring.
1209     Cable, 6-ft 3 Amphenol(M) to 2 Amphenol(M)                       $200  [**]    [**]
         The 1209 cable is used to connect 3 E&M cards in TO mode only to M66 block or other terminal wiring.
1210     Cable,  5-ft 1 Amphenol (M) to 1 Amphenol (M)  Extension  $86 [**] [**]
         The 1210 cable is used to connect user cards with  amphenol  connectors to M66 blocks or other terminal wiring.
1212F    Cable,  5-ft DB25(M) to DB37(F)  Straight-Thru  RS449 $86 [**] [**] The
         1212F  cable is used to  connect  RS449 DTE to the  8202xx (2 port) HSU card.
1212X    Cable, 5-ft DB25(M) to DB37(M) Cross-Over RS449                   $97  [**]    [**]
         The 1212X cable is used to connect RS449 DCE to the 8202 (2 port) HSU Card.
1213     Cable,  5-ft 50-Pin(M)  Amphenol to 2 x RJ-48(F) $100 [**] [**] Used to
         connect 2 incoming T1 links from OSmart  JacksO to the 8920xx,  8921xx,
         8922xx, 8923xx 8T1/E1 (Amphenol connector based) Interface Card.
1215F    Cable, 5-ft RJ48(M) to DB15(F) Straight-Thru                      $49  [**]    [**]
         The 1215F cable is used to connect CSU equipment to the
         Inteface Card.
1215X    Cable, 5-ft RJ48(M) to DB15(F) Cross-Over                         $49  [**]    [**]
         The 1215X cable is used to connect PBX equipment to the
         Inteface Card.
1216F    Cable,  15-ft RJ48(M) to DB25(F)  Straight-Thru $51 [**] [**] The 1216F
         cable is used to connect a VT-100 terminal to the Interface Card.
1216M    Cable,  15-ft RJ48(M) to DB25(M)  Straight-Thru $51 [**] [**] The 1216M
         cable is used to connect a VT-100 terminal to the Interface Card.
1217     Cable, 25-ft RJ11(M) to RJ11(M)                                    $9  [**]    [**]
         The 1217 cable is used to connect the modem port on the Interface
         Card to an RJ11 telephone jack.
1219F    Cable,  5-ft  RJ48(M) to DB9(F)  Straight-Thru  $49 [**] [**] The 1219F
         cable is used to connect a VT-100 terminal to the Interface Card.
1220     Cable,  25-ft 1 Amphenol (M) to 1 Amphenol (F) Cable $137 [**] [**] The
         1220 cable is used as an  extension  of the 1210  cable  when  terminal wiring is located further than five feet from the IMACS chassis.
1221     Cable,  25-ft DB25(M) to DB25(F) RS232 Extension $71 [**] [**] The 1221
         cable  is  used as an  extension  of the  1114(F,  M or X)  cable  when
         RS232DTE is located further than five feet from the 8220xx SRU card.
1222     Cable, 25-ft DB25(M) to DB25(F) RS530 Extension $117 [**] [**] The 1222
         cable is used as an  extension  of  other  cables  when DTE is  located further than five feet from the 8202xx HSU card.
1224     Cable,  25-ft DB25(M) to DB25(F) V.35  Extension $97 [**] [**] The 1224
         cable is used as an  extension  of the 1203  (F,  M or X)  cables  when
         V.35DTE is located further than five feet from the HSU card.
1230     Cable, 1-ft RJ48(M) to RJ48(M) Shielded                           $26  [**]    [**]
         The 1230 cable is used to connect terminal interface devices to the Interface Card.
1231     Cable, 25-ft RJ48(M) to RJ48(M) Shielded                          $57  [**]    [**]
         The 1231 cable is used to connect terminal interface devices to the Interface Card.
1232     Cable, 50-ft RJ48(M) to RJ48(M) Shielded                         $100  [**]    [**]
         The 1232 cable is used to connect terminal interface devices to the Interface Card.
1233     Cable, 100-ft RJ48(M) to RJ48(M) Shielded                        $157  [**]    [**]
         The 1233 cable is used to connect terminal interface devices to the Interface Card.
1239     Cable,  RJ48(M) to 2 x RJ48(M),  Y Adapter  with two 1230 $57 [**] [**]
         cables  attached  Used to support WAN card  redundancy.  RJ48(M) to 2 x
         RJ48(M). Y Adapter with two 1230 cables attached.
1240     Cable, 5-inch DB26(M) to DB25(F) RS530                            $63  [**]    [**]
         Connects RS530 or RS232 DTE to the 8215 based HSU Card.
1251     Converter, RS-530 to V.35 Personality Module                      $74  [**]    [**]
         Used to allow V.35 signals to be transmitted through HSU ports designed for RS530 signals.
1253     Converter, RS-530 to RS-232 Personality Module                    $80  [**]    [**]
         Used to allow RS232 signals to be transmitted through HSU ports designed for RS530 signals.
1255     Gender Changer, RS-232/RS-530 DB25(F) to DB25(F) $43 [**] [**] The 1255
         gender  changer is used to change  the gender of RS232 or RS530  cables from male to female.
1257     Gender  Changer,  V.35  M34(F) to M34(F) $120 [**] [**] The 1257 gender changer  is used to  change  the  gender  of V.35  cables  from male to female.
1258     Gender Changer,  RS449 DB37(F) to DB37(F) $57 [**] [**] The 1258 gender changer  is used to  change  the  gender of RS449  cables  from male to female.
1260F    Cable,  5-ft  DB25(M) to M34(F)  Straight-Thru  V.35 $100 [**] [**] The
         1260F cable is used to connect 821420 HSU DTE to V.35 trunk interfaces.
1261F    Cable, 5-ft DB25(M) to M34(F) Straight-Thru V.35                 $100  [**]    [**]
         The 1261F cable is used to connect V.35 DTE to the 8202 HSU card when operating in V.35 mode.
1263F    Cable, 5-ft DB26(M) to M34(F) Straight-Thru                      $114  [**]    [**]
         Used to connect V.35 DTE to the 8215 based HSU Card.
1263M    Cable, 5-ft DB26(M) to M34(M) Straight-Thru                      $114  [**]    [**]
         Used to connect V.35 DTE to the 8215 based HSU Card.
1263X    Cable, 5-ft DB26(M) to M34(M) Cross-Over                         $114  [**]    [**]
         Used to connect V.35 DCE to the 8215 based HSU Card.
1264F    Cable, 5-ft DB26(M) to DB25(F) Straight-Thru RS530                $77  [**]    [**]
         Used to connect RS530 or RS232 DTE to the 8215 HSU Card.
1264X    Cable,  5-ft DB26(M) to DB25(M)  Cross-Over RS530 $77 [**] [**] Used to
         connect  RS530  DCE to the 8215 HSU Card.  Cannot  be used to  transmit
         RS232 signals.
1265F    Cable, 5-ft DB26(M) to DB37(F) Straight-Thru RS449               $114  [**]    [**]
         Used to connect RS449 DTE to the 8215 based HSU Card.
1265X    Cable, 5-ft DB26(M) to DB37(M)  Cross-Over RS449 $114 [**] [**] Used to
         connect  RS449 DCE to the 8215  based HSU Card.  Consult  the  Premisys
         Cable and Equipment Guide for more details.
1266F    Cable, 5-ft DB15(M) to DB25(F) Straight-Thru                     $114  [**]    [**]
         This 1266F cable is used to connect X.21 DCE to the 8203xx
         HSU Card.
1268     Cable, 25-ft DB26(M) to DB26(F) V.35 Extension                   $114  [**]    [**]
         Used to extend the range of 1263 cables.  Consult the Premisys Cable and
         Equipment Guide for more details.
1269     Cable, 25-ft DB26(M) to DB26(F) RS530/RS449 Extension            $129  [**]    [**]
         Used to extend the range of 1264 or 1265 cables.





150000   Panel,  External Sync $850 [**] [**] Steel panel,  replaces  ringer bay cover on 8918xx chassis,  providing wire-wrap  termination for external clock  sources  (used for 8922xx  base  Interface  Card  external  sync sources).  Provides  both primary and secondary  external  clock source terminations. RJ4
1504     M66 Terminal Block, 2 Female 50-Pin Amp/Champ Connectors          $83  [**]    [**]
         Allows the user to connect facilities with amphenol
         connectors.
200100   Panel, Plastic Blank Card Filler Plate                            $30  [**]    [**]
         Fills single open card slot in the front of 8918xx IMACS
         chassis.  Plastic faceplate.
200103   Panel,  Stainless  Steel  Blank Card  Filler  Plate $30 [**] [**] Fills
         single  open card slot in the front of 8916xx,  8918xx or 8919xx  IMACS chassis. Stainless steel faceplate.

02 - Reference Manuals
         * Preface all Manual Part Numbers with 000- when ordering.
1903     Manual, Cable and Equipment Guide                                 $50  [**]    [**]
         Provides detailed pin connections for all Premisys Cables
         and Connectors.
1904     Manual, TCP/IP Reference Guide                                    $30  [**]    [**]
         Detailed guide to IP addressing and management traffic
         connectivity within the IMACS.
1918     Manual,  IMACS  Reference  Guide,  Version  3.4 $100 [**]  [**]  Manual
         provides  system  and card  configuration  guidelines  for  IMACS  Host
         Release 3.4.x.
1924     Manual,  IMACS  Reference  Guide,  Version  4.1.2 $100 [**] [**] Manual
         provides  system  and card  configuration  guidelines  for  IMACS  Host
         Release 4.1.2.
1930     Manual,  IMACS  Reference  Guide,  Version  4.2 $100 [**]  [**]  Manual
         provides  system  and card  configuration  guidelines  for  IMACS  Host
         Release 4.2.0 or 4.2.1.
1931     Manual,   IMACS  Product  Guide  $25  [**]  [**]  Provides  information regarding the IMACS productOs  specification,  technology,  application and  marketing.  Consists  primarily of hardcopy of documents  that are also available on the Partners Conference folder in FirstClass.
1949     Manual,  IMACS  Reference  Guide,  Version  3.6 $100 [**]  [**]  Manual
         provides  system  and card  configuration  guidelines  for  IMACS  Host
         Release 3.6.x.

03 - Training
Price is per student.  Class size:-  maximum 12, minimum 6.  Cancellations  less than 2 weeks (10 work days) before scheduled course will be billed for a minimum of 3  students  plus  any  non-refundable  instructor  travel  expenses.  TRN001
Training, IMACS Installation and Maintenance $900 [**] [**]
         Length: 3 Days
         Contents: Product Overview, Installation & Cabling, Test Features,
         Troubleshooting
TRN002   Training, IMACS Product Overview                                 $300  [**]    [**]
         Length: 1 Day
         Contents: Premisys Product Line, System Features, Applications,
         Components
TRN003   Training, EMS                                                    $600  [**]    [**]
         Length: 2 Days
         Contents: Hardware & Software Requirements, System Configuraation, System
         Operation

                                       EXHIBIT B

                          ADVANCE REPLACEMENT SERVICE OPTION


1.0 If during the warranty period, any defect is discovered in any product covered by the warranty, PREMISYS shall, at the request of the CUSTOMER, immediately ship an advance replacement of such products providing that:

      1.1. CUSTOMER has submitted Premisys Advance Replacement Authorization Agreement Form (Exhibit B-1) purchase order for this service.

      1.2. CUSTOMER requests advance replacement service (via fax or e-mail) in memo that provides: name of requester, name of CUSTOMER, shipping address, description of apparent defect, model number and quantity of products to be replaced and returned, serial numbers of products to be returned, and blanket purchase order number.

      1.3. PREMISYS responds to request (via fax or e-mail) providing RMA number, shipping instructions for products to be returned, and a sales order acknowledgment for the advance replacements.

      1.4. Such product is returned to PREMISYS no more than thirty (30) days after issuance of a return material authorization (RMA) by PREMISYS. If the product with the defect is not returned within thirty (30) days, PREMISYS will invoice the CUSTOMER for the purchase price of product and the CUSTOMER will pay the invoice according to the contractual payment terms.

1.5. PREMISYS is satisfied upon examination that claimed deficiencies actually exist and were not caused by accident, misuse, neglect, alteration, improper installation, improper repair, improper testing, lightning, power surges, fire, flood, or earthquake. (Unauthorized modification or unauthorized or improper alteration of products shall invalidate the warranty.) If this examination reveals that the claimed deficiencies were not covered by the warranty, PREMISYS will invoice the CUSTOMER for the purchase price of product and the CUSTOMER will pay the invoice according to the contractual payment terms.

      1.6. CUSTOMER pays a fee of $275 per advance replacement product. This fee will not be charged if the product being replaced was shipped to the CUSTOMER within sixty (60) days of the reported discovery.

      1.7. CUSTOMER pays the freight expense on the returned product; PREMISYS pays the freight expense for the advance replacement.

                                     EXHIBIT B-1
                                   [Premisys Logo]
                        ADVANCE REPLACEMENT AUTHORIZATION FORM

This Agreement is made this     day of             19         , between Premisys
                           -----      -------------  ---------
Communications, Inc. (Premisys) and                                            ,
                                  ----------------------------------------------
(CUSTOMER).

         VENDOR                                CUSTOMER

TO:  Premisys Communications, Inc.FROM:
     48664 Milmont Drive
     Fremont, CA 94538
Telephone 510/353-7600            Telephone
    FAX  510/353-7601                 FAX


CUSTOMER requests an advance replacement, under the conditions of Premisys' hardware warranty, for:

--------------------------------------------------------------------------------
     Product           Serial Number           Reason for Return           Price
--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------  ---------------------  ---------------------------   -----------
--------------  ---------------------  ---------------------------   -----------

--------------------------------------------------------------------------------

CUSTOMER agrees to either return the products listed above within 30 days or pay for the products shipped to him under this Agreement in accordance with Premisys standard sales terms and conditions which are FOB Fremont, CA and net 30 days from invoice date.

Unless the failed product was shipped to CUSTOMER by Premisys within sixty (60) days of the date of this Agreement, there is a $275.00 charge per unit for this advance replacement service. CUSTOMER agrees to pay this charge in addition to any charges that CUSTOMER may be obligated to pay per this Agreement.

Customer Purchase Order Number:
Customer authorized signature:

Print Name                                                   Signature

Title

                                      EXHIBIT C

                               EQUIPMENT UPGRADE POLICY

1. This policy describes the responsibilities of PREMISYS and the Customer with respect to hardware and software upgrades that are required to resolve demonstrated problems with the equipment. These are known as "problem fix upgrades". Hardware and software upgrades whose purpose is to enhance the functionality of the equipment ("feature upgrades") are quoted by PREMISYS on a case-by-case basis and are not covered by this policy.

2. For software problems that are reported by the Customer, verified and/or recreated by PREMISYS and which are fixed on a subsequent revision of software, PREMISYS shall provide to the Customer two (2) master copies of the software revision that incorporates the fix. The software will be accompanied by a completed "Engineering Change Request (Software)" form which, among other information, states the severity of the problem ("Class of Change") and a non-binding recommendation to the Customer on the handling of the change in the field ("Field Effectivity Status"). The decision on the deployment, if any, of the software fix to one or more end-users in the field is the responsibility of the Customer and all costs associated with that deployment will be borne entirely by the Customer. This paragraph describes the totality of PREMISYS' responsibilities which are limited to the provision of the two master sets of software and of the accompanying Engineering Change Request (ECR) notification.

3. For hardware problems that are reported by the Customer, verified and/or recreated by PREMISYS and which are fixed by a hardware modification to the card, module or subsystem, PREMISYS shall provide to the Customer a completed "Engineering Change Request (Hardware)" form which, among other information, states the severity of the problem ("Class of Change"). The Class of Change defines PREMISYS' responsibilities with regard to the performance of the hardware upgrade to units that are already installed in the field.

            a. If the assigned Class of Change is "A", then PREMISYS will perform the required hardware upgrade to affected units at no charge.
            b. If the assigned Class of Change is "AC" or "AR", then PREMISYS will perform the required hardware upgrade to effected units at no charge if the Customer so requests in writing within thirty
                 (30) days of receipt of the associated ECR.
            c. If the assigned Class of Change is "B" or "D", then PREMISYS will not upgrade any installed units at no charge. At the Customer's request, PREMISYS will quote such upgrades on a case-by-case basis.

      In all instances where the Class of Change obligates PREMISYS to perform no-charge hardware upgrades, the Customer shall request and receive a Return Authorization and shall promptly return all parts requiring the upgrade, freight prepaid to PREMISYS' Warranty Repair Department. PREMISYS shall have twenty (20) business days to perform the upgrade and return the part, freight prepaid, to the Customer.

4. For enhancements or new feature upgrades, the Customer may send the Product to be upgraded freight prepaid to PREMISYS' Warranty Repair Department. The Customer must issue a purchase order for the upgrade cost as specified in PREMISYS' then current upgrade price list. A Return Authorization must be included with the Product sent to PREMISYS. The upgraded Product will be returned to the Customer within twenty (20) business days.

5. Advance Replacement Service. If necessary, the Customer may request an advance replacement exchange for the unit to be upgraded for those cases in which the Customer can not wait the standard return period. The Customer may arrange for this service as follows:

            o    Secure a Return Authorization for the Product to be exchanged.

            o Issue a purchase order for the Product required at PREMISYS' then current list price plus the cost of the upgrade and a $275 exchange service fee.

            o Upon receipt of the proper purchase order, PREMISYS will ship to the Customer an upgraded Product for exchange. Upon receipt of the Product the Customer should immediately return the exchanged Product in the same container.

            o Upon receipt of the returned Product PREMISYS will issue a credit against the Customers purchase order for the list price of the returned Product.

If the exchanged Product is not returned within thirty (30) days the Customer will be invoiced for the Product shipped at the list price and Customer agrees to pay said invoice due upon receipt.

                               CLASS CHANGE DEFINITIONS


Class A Changes

A. Changes which are (1) needed to correct (a) conditions which result in safety hazards, or (b) conditions which result in noncompliance with federal registration or radiation requirements or other federal, state or local safety regulations or UL requirements; and (2) judged by Customer severe enough to have to be made to all hardware in process, in stock or installed.


Class AC Changes
     Changes which are (1) needed to correct (a) inoperative electrical or mechanical conditions, or unsatisfactory maintenance or operating conditions, or (b) conditions which result in safety hazards, where the conditions in (a) or (b) are caused by circuit combinations or options which exist only on certain hardware; (2) needed to compensate for marginal (worse circuit) cases where the inoperative or unsatisfactory conditions exist on certain hardware and cannot be associated with specific circuit combinations or options. Such changes shall be made on Products in process and if requested by Customer on Products in stock or returned to an authorized repair center.

Class AR Changes
     Changes which are needed to correct unsatisfactory electrical, mechanical or operating conditions, which may be allowed to exist on a temporary basis. Such changes shall be made to Products in process, except that in some cases, if Customer gives written consent, Products may be shipped for a period of time specified by Customer without incorporating the change at that time to Products in process. If Customer requests that such changes be made to Products in stock or already installed, supplier shall make such changes.

Class B - Enhancements

B. Changes which are sufficiently important to require their application to Products being manufactured (as soon as reasonably possible) and/or which may also be recommended for application to existing stock and installations in the field. Examples of this class of changes may include, but are not limited to:

      a) Providing new features that directly affect Product operability.

      b) Providing   design   improvements   which  result  in  better   service
         capabilities, longer life or improved operability margins.

      c) Providing changes in design which result in important cost savings to Customer.

Class BU Changes
      For conditions of a mandatory nature, for example, the fulfillment of future federal registration or future compatibility requirement or for conditions of sufficient importance to be intended for universal application. Such changes would only be required of Products in process.

Class D Changes - Non-Customer Affecting

D. Other changes not sufficiently important to justify application to Products being manufactured within any specified time frame and not sufficiently important to recommend for application to existing stock and installations in the field.

                                      EXHIBIT D

                             DIAGNOSTIC SUPPORT SERVICES


I.    PREMISYS' RESPONSIBILITIES

      PREMISYS will provide at no charge the following support services only to CUSTOMER during the term of this Agreement.

      A.   Dial-in Diagnostics:

           PREMISYS shall provide, during its principal period of service (PPS), a dial-in diagnostic service which will allow PREMISYS technical support engineers remote dial-in access to an End User node in order to perform on-line diagnostics and problem determination. Problem determination and resolution will be performed with CUSTOMER not the End User. PREMISYS will make every reasonable effort to respond to service requests within 30 minutes.

      B.     Network Emergency Assistance:

           1. A "Network Emergency" shall be defined as the failure of a previously operating PREMISYS Product which renders the Network inoperable.
           2. PREMISYS will provide access to PREMISYS technical support engineers via a telephone "Hot Line" to assist CUSTOMER with Network Emergencies twenty-four (24) hours a day, seven (7) days a week.
           3. PREMISYS reserves the right to invoice CUSTOMER at the time and material rates then in effect, for support services requested by CUSTOMER outside the PPS which is determined not to be a Network Emergency.

      C. "Principal Period of Support" ("PPS") means the period of 8 a.m. to 10 p.m. Eastern Standard Time, Monday through Friday, excluding PREMISYS observed holidays.

      D.   Problem Resolution

           For each network emergency, PREMISYS will assign a systems engineer to follow through and report status to CUSTOMER until such time as the problem is resolved.

II.   RESPONSIBILITIES OF CUSTOMER

      A.   CUSTOMER Support Staff:

           1. CUSTOMER shall maintain a technically competent staff sufficiently trained to provide direct support of PREMISYS Products to the End User. At least one CUSTOMER technical support representative must attend PREMISYS' training program prior to the date of any support services request.

           2. CUSTOMER shall designate in writing (by name,  title,  address and
              phone   number)   to   PREMISYS   a  primary   technical   support
              representative.

              (i) the  CUSTOMER  support  representative  shall  be the  primary contact with PREMISYS for all support services provided hereunder.

              (ii)CUSTOMER  may  designate  in writing to PREMISYS up to two (2)
                  alternate  technical  support   representatives  who  will  be
                  authorized to place support calls with PREMISYS.

              (iii) CUSTOMER agrees that only the primary or alternate technical support representatives will request support services provided hereunder and that such representatives will be knowledgeable in the support of the Products.

              (iv)CUSTOMER may change  primary and alternate  technical  support representative(s) by issuing written notice to PREMISYS.

      B. When use of the PREMISYS dial-in diagnostics capability is requested by CUSTOMER and/or determined by PREMISYS to be necessary:

           1. CUSTOMER shall insure that a telephone line is available to be attached to the integral modem on the End User node.

           2. CUSTOMER shall obtain from the End User and be responsible for all necessary authorizations for remote access by PREMISYS to the End User node.

           3. CUSTOMER agrees that during any such remote access PREMISYS shall at all times be acting as an agent for CUSTOMER.

      C. CUSTOMER shall use system support provided hereunder only in support of its End Users and any internal Products used by CUSTOMER.

III.  GENERAL PROVISIONS

      All PREMISYS test and diagnostic software and documentation, whether on CUSTOMER's site, accessible by remote inquiry or incorporated into the Products, shall be and remain the confidential and proprietary property of PREMISYS.

                                      EXHIBIT E

                                 EMERGENCY INVENTORY


I. TCG ITEM# 15453 Redundant AC System (AC/RG and CPU)
    Quantity - 5 Kits

--------------------------------------------------------------
 Qty.     Part #    Description
--------------------------------------------------------------
--------------------------------------------------------------
  1       891823    Universal 18-slot Enclosure (Imacs800)
--------------------------------------------------------------
--------------------------------------------------------------
  2        8901     AC Power Supply
--------------------------------------------------------------
--------------------------------------------------------------
  2        8903      -48V DC Converter
--------------------------------------------------------------
--------------------------------------------------------------
  2        8906      -48v Ring Generator
--------------------------------------------------------------
--------------------------------------------------------------
  1        8926     Dual T1 Interface card w/modem
--------------------------------------------------------------
--------------------------------------------------------------
  2        8804     IMACS CPU 4T1/E1 (RCON bus-connect)
--------------------------------------------------------------
--------------------------------------------------------------
          60343     CPU firmware, Host version 3.4.3
--------------------------------------------------------------
--------------------------------------------------------------
          60101     TCP/IP, SNMP Software Option
--------------------------------------------------------------
--------------------------------------------------------------
          60102     TR08 Software Option
--------------------------------------------------------------
--------------------------------------------------------------
  1        8010     Dual WAN T1/E1 Card
--------------------------------------------------------------
--------------------------------------------------------------
  2        812      Single WAN T1/E1 CSU
--------------------------------------------------------------



II. TCG ITEM# 15454 Redundant DC System (DC/RG and CPU)
      Quantity - 15 Kits

--------------------------------------------------------------
 Qty.     Part #    Description
--------------------------------------------------------------
--------------------------------------------------------------
  1       891823    Universal 18-slot Enclosure (Imacs800)
--------------------------------------------------------------
--------------------------------------------------------------
  2       8902A     DC Power Supply
--------------------------------------------------------------
--------------------------------------------------------------
  2        8906      -48v Ring Generator
--------------------------------------------------------------
--------------------------------------------------------------
  1        8926     Dual T1 Interface card w/modem
--------------------------------------------------------------
--------------------------------------------------------------
  2        8804     IMACS CPU 4T1/E1 (RCON bus-connect)
--------------------------------------------------------------
--------------------------------------------------------------
          60343     CPU firmware, Host version 3.4.3
--------------------------------------------------------------
--------------------------------------------------------------
          60101     TCP/IP, SNMP Software Option
--------------------------------------------------------------
--------------------------------------------------------------
          60102     TR08 Software Option
--------------------------------------------------------------
--------------------------------------------------------------
  1        8010     Dual WAN T1/E1 Card
--------------------------------------------------------------
--------------------------------------------------------------
  2        812      Single WAN T1/E1 CSU
--------------------------------------------------------------

                                      EXHIBIT F

                               QUICK DELIVERY INVENTORY

Quantity of 15 units each is to be maintained as quick delivery inventory for unforecasted orders.

  Premisys
Part Number                   Description

    8108      8 port, 2 wire E&M/TO card
    8119      8 port, 4 wire extended range E&M/TO card
    8128      8 port, 2 wire, 900 Ohm FXS card
    8129      8 port, 2 wire, 600 Ohm FXS card
    8139      8 port, 2 wire, 600 Ohm FXO card
    8000      Single T1/E1 WAN card
    8010      Dual T1/E1 WAN card
    8014      Dual T1/E1 WAN card (1x3 Redundancy)
     811      DSX plug in module
     812      CSU plug in module (T1)
    8215      4 port, RS530/V.35 HSU card
    8202      2 port, RS530/V.35 HSU card
    8212      2 port, V.35 HSU card
    8220      10 port, RS232C/V.24 subrate card/(supports async/sync & DS0a/DS0b configurations)
    8228 BnR Concentrator card/(supports both B7r & B4r formats) 8228 BnR Concentrator 8231 10 port, RS232, HDLC Sync/Async FRAD card 8247 5 port, OCU-DP card/(Expandable to 10 ports with 845 module)
     845      OCU-DP 5 port expansion module
    8249      2 port, OCU-DP card with error correction
    8254      4 port, OCU-DP/G.703 card
    8260      8 port, 2 wire ISDN BRI "U" interface card
    8800      2 T1/E1, BCON Bus-connect Non-Redundant CPU card
    8801      8 T1/E1, XCON Cross-connect Redundant CPU card
    8804      4 T1/E1, RCON Bus-connect Redundant CPU card
    8920      8 T1/E1, Interface card w/2400bps modem
    8925      2 T1/E1, Interface card w/o modem
    8926      2 T1/E1, Interface card w/2400bps modem
    8901      AC Power Supply, 120/240vac
    8902A     DC Power Supply
    8903      Power Converter, 120vac to -48vdc
    8906      Ring Generator, -48vdc
    8916      Imacs 600 Enclosure w/install kit/(Front loading chassis, wall mountable)
   891823     Imacs 800 Enclosure w/install kit/(Front and rear loading chassis, rack mount unit)
    8871      ADPCM Server card

                                                                   EXHIBIT 21.01

                        LIST OF REGISTRANT'S SUBSIDIARIES


                                   Country of
                Name                     Organization        Percentage Owned by
                                                                   Registrant
-------------------------------------  -----------------  ----------------------
Premisys Communications Pte Ltd        Singapore                      100%
Premisys Communications Limited        United Kingdom                 100%
Premisys Communications (Canada)       Canada                         100%
Inc.

                                                                   EXHIBIT 23.01

       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 333-90938, File No. 333-4060, File No. 333-49991 and File No. 333-70739) of Premisys Communications, Inc. of our report dated July 22, 1999, except for Note 6 which is as of September 10, 1999 appearing on page 33 of this Annual Report on Form 10-K.

PRICEWATERHOUSECOOPERS LLP
San Jose, California
September 21, 1999

EXHIBIT 27.01