Form 10-K/A
period 1999-06-25
PREMISYS COMMUNICATIONS INC
filed 1999-10-25
CIK 938733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                                 Amendment No.1

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1999, was approximately $163,993,000.

      As of August 31, 1999, Registrant had outstanding 24,191,963 shares of Common Stock.


                                    PART III

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

    Not applicable.

Item 10.  Directors and Executive Officers of the Registrant

Directors

    The names of the Company's directors, and certain information about them as of October 22, 1999, are set forth below:


                                                                        Director
    Name of Nominee    Age       Principal Occupation                      Since

    Boris J. Auerbuch  52  Vice President and Chief                         1990
                           Technical Officer of Terawave
                           Communications, Inc.

    Patti S. Hart (1)  43  President and Chief Executive                    1999
                           Officer of Telocity, Inc.

    Edward A. Keible,  56  President and Chief Executive                    1994
    Jr. (2)                Officer of Endgate Technology
                           Corporation

    Raymond C. Lin (1) 45  President and Chief Executive                    1990
                           Officer of Terawave Communications, Inc.

    Carol Herod        48  President, McKinley Marketing                    1999
    Sharer (2)             Partners

    Nicholas J.        52  President and Chief Executive                    1998
    Williams               Officer of the Company

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

    Mr. Auerbuch has been Vice President and Chief Technical Officer of Terawave Communications, Inc., a manufacturer of intelligent wave division multiplexing equipment targeted at local access networks, since July 1999. He had been Senior Vice President and Chief Technical Officer and a director of the Company since co-founding the Company in July 1990 until June 1999 and was Senior Vice President, Engineering of the Company between September 1993 and October 1996 and also between November 1998 and April 1999. Mr. Auerbuch holds Bachelor of Science and Master of Science degrees in electrical engineering from the Moscow Institute of Information and Technology, Russia. He is also a member of the Board of Directors of Terawave Communications, Inc.

    Ms. Hart has been a director of the Company since September 1999. Ms. Hart has been President and Chief Executive Officer of Telocity, Inc. since May 1999. Prior to joining Telocity, Inc., Ms. Hart was President and Chief Operating Officer of Sprint Corporation's long distance division from 1998 to 1999. Prior to taking that position, Ms. Hart held numerous marketing and sales posts at Sprint from 1986 to 1998. She has also held positions at Intecom/Wang, United Technologies and GTE Corporation from 1978 to 1986. Ms. Hart holds a Bachelor of Science degree in marketing and economics from Illinois State University. She is also a member of the Board of Directors of Vantive Corporation, a provider of e-customer relationship management solutions for companies.

    Mr. Keible has been a director of the Company since November 1994. Since January 1994, he has been President, Chief Executive Officer and a director of Endgate Technology Corporation, a telecommunications equipment manufacturer. From 1973 to June 1993, Mr. Keible held various positions at Raychem Corporation, an electronics manufacturer, most recently as Senior Vice President and General Manager, International Sector. Mr. Keible holds a Bachelor of Arts degree in engineering science, a Bachelor of Engineering degree in materials science and a Master of Engineering degree in materials science, all from Dartmouth College, and a Master in Business Administration degree from Harvard University. Mr. Keible is also a director of the American Electronics Association, an industry trade association.

    Mr. Lin has been a director of the Company since co-founding the Company in July 1990 and has served as Chairman of the Board of the Company since July 1998. Mr. Lin has been President, Chief Executive Officer and Chairman of Terawave Communications, Inc., a manufacturer of intelligent wave division multiplexing equipment, targeted at local access networks, since December 1998. Mr. Lin was Chief Executive Officer of the Company between July 1990 and July 1998 and served as an employee Chairman of the Board from August 1998 to December 1998. Mr. Lin holds a Bachelor of Science degree in civil engineering and a Master of Science degree in geotechnical engineering from the University of California, Berkeley.

    Ms. Sharer has been a director of the Company since August 1999. Ms. Sharer has been President of McKinley Marketing Partners, a professional services firm, since it was founded by Ms. Sharer in 1996. She was President of McLean Group, a marketing consulting company specializing in information and telecommunications technologies, from 1993 to 1995. Prior to entering the consulting field, Ms. Sharer held several senior vice president positions in marketing at MCI Telecommunications Corporation from 1991 to 1993. She also has held management roles in a variety of marketing positions at MCI, US Sprint and AT&T. Ms. Sharer is a member of the boards of Affinity Media Corporation and TPS Call Sciences. She holds a Bachelor or Arts degree in economics from Florida International University and a Master of Business Administration degree in finance from George Washington University.

    Mr. Williams has been Chief Executive Officer and a member of the Board of Directors of the Company since July 1998 and President of the Company since April 1997. Mr. Williams also served as Chief Operating Officer of the Company between April 1997 and July 1998. From 1993 until his move to Premisys, Mr. Williams was Vice President and General Manager, International of Tellabs, Inc., a telecommunications company, where he contributed to the growth of multiple product lines, including the DXX and wireless products. Prior to joining Tellabs in 1993, he held positions of Vice President and General Manager of Advanced Technology Division and Vice President of North American Sales at AT&T Paradyne, a telecommunications equipment company, and his earlier experience included management positions at IBM. Mr. Williams holds a Bachelor of Science degree in operations analysis and math from the U.S. Naval Academy.

Director Compensation

    Director compensation was revised during fiscal 1999 to include cash compensation to directors for their services in addition to reimbursement for their reasonable expenses in attending meetings of the board of directors. The schedule of compensation includes a $12,000 annual retainer, $1,000 per board meeting fee, $750 per committee meeting fee on the same day as a board meeting, $1,000 committee meeting fee for meetings not held in conjunction with a board of directors meeting, and a $2,500 committee chairman retainer. During fiscal 1999, the following cash compensation was paid to the Company's directors:


              DIRECTOR CASH COMPENSATION during Fiscal 1999

-----------------------------------
Director              Compensation
-----------------------------------
-----------------------------------
Raymond  Lin  . . . .  $16,125
 . . . . . . . . .
-----------------------------------
-----------------------------------
Edward  Keible  . . .   16,000
 . . . . . . . . .
-----------------------------------
-----------------------------------
Patti  S.  Hart . . .       --
 .  .  . . . . . . . .
 .
-----------------------------------
-----------------------------------
Carol  H.  Sharer . .       --
 . . . . . . . . .
-----------------------------------
-----------------------------------
Marino  Polestra  . .   13,250
 . . . . . . . . .
-----------------------------------
-----------------------------------
Lip-Bu  Tan . . . . .   13,500
 . . . . . . . . . .
-----------------------------------

    Non-employee members of the board of directors are also entitled to receive automatic grants of stock options under the Company's 1995 Directors Stock Option Plan (the "Directors Plan") as described in more detail below. During fiscal 1999, the following stock options to purchase shares of the Company's Common Stock were granted under the Directors Plan to the Company's directors:


                        Option grants during Fiscal 1999
                                        No. of       Option Exercise   Date of
    Director                            Options           Price         Grant

    Patti S. Hart . . . . . . . . . . . . --                --             --

    Edward Keible . . . . . . . . . . . . 6,000          $12.9375   Nov.23, 1998

    Raymond Lin . . . . . . . . . . . . . --                --             --

    Carol H. Sharer . . . . . . . . . .   --                --             --

    Marino Polestra . . . . . . . . . . . 6,000          $8.375    April 6, 1999

    Lip-Bu Tan . . . . . . . . . . . . . .6,000          $8.375    April 6, 1999


    All shares granted under the Directors Plan vest in four equal annual increments on the anniversary of the grant date. The vesting of options granted under the Directors Plan accelerate upon certain change in control transactions, including a merger in which the Company is not the surviving corporation. Therefore, the options held by the Company's directors that were granted under the Directors Plan will accelerate upon the merger of the Company with and into Zhone Acquisition Corp., if the offer and the merger in connection with the acquisition of the Company by Zhone Technologies, Inc. is completed. See "Arrangements That May Result in Changes in Control" in Item 12 below.

    Subsequent to the end of fiscal 1999, Carol Sharer and Patti S. Hart were elected to fill vacancies on the Board of Directors created by the resignations of Marino Polestra and Lip-Bu Tan. Both Ms. Sharer and Ms. Hart were granted options to purchase 25,000 shares of the Company's Common Stock. Ms. Sharer was automatically granted options to purchase 24,000 shares of the Company's Common Stock under the Directors Plan and was granted options to purchase 1,000 shares of the Company's Common Stock under the 1994 Stock Option Plan at exercise prices of $6.50 and $6.9375 per share, respectively. Ms. Hart was automatically granted options to purchase 24,000 shares of the Company's Common Stock under the Directors Plan and options to purchase 1,000 shares of the Company's Common Stock under the 1994 Stock Option Plan exercise prices of $8.625 per share. The shares granted under the 1994 Stock Option Plan vest 25% on the first anniversary of the grant date and at the rate of 2.083% monthly thereafter.

      During fiscal 1999, the Board recommended that the initial grant upon election to the Board under the Directors Plan be increased to 25,000 shares from 24,000 shares, that annual re-election grants be increased to 10,000 shares from 6,000 shares and that annual re-election grants be granted at the re-election of board members at the annual stockholder meeting rather than on the anniversary of the date of the board member's initial election to the Board. All of these changes are subject to stockholders approval at the next meeting of stockholders.

                               EXECUTIVE OFFICERS

      The current executive officers of the Company, and their ages, as of October 22, 1999, are as follows:


     Name                 Age       Position
     Nicholas J. Williams 52     President and Chief Executive Officer, Director
     Claude Dupuis        40     Senior Vice President, Engineering
     Robert A. Fyffe      45     Senior Vice President, Sales and Marketing
     John J. Hagedorn     58     Senior Vice President, Finance and
                                 Administration, Chief Financial Officer
                                 and Secretary
     Robert W. Dilfer     55     Vice President and Controller
     Stephen Gleave       34     Vice President, Marketing


 ......For  information regarding the positions and offices with the Company held by Mr. Williams please refer to the discussion regarding directors under "Directors" above.

 ......Claude Dupuis became Senior Vice President,  Engineering in April 1999. He joined Premisys in July 1997 as Vice President, Engineering for the Company's Ottawa R&D Center. Prior to joining Premisys, Mr. Dupuis was employed by Nortel Networks in Ottawa as Director of the SS7 Signaling product line from 1994 to 1997 and by Bell Northern Research from 1981 to 1994 in various staff and management positions including Senior Manager for both hardware and software development teams. Mr. Dupuis holds a Bachelor of Science degree in Electrical Engineering from the University of Ottawa.

 ......Mr.  Fyffe  has  been the  Company's  Senior  Vice  President,  Sales  and
Marketing since July 1998 and was the Company's Vice President North America Sales from October 1997 to July 1998. He was the Company's Vice President, U.S. Sales from July 1996 until September 1997. From September 1990 to July 1993, he was Area Vice President of Sales of Telco Systems, Inc., a telecommunications equipment manufacturing company. Mr. Fyffe has resigned from the Company effective as of October 29, 1999. Mr. Fyffe holds a Bachelor of Computer Science degree from ITT Technical Institute.

 ......Mr.  Hagedorn  joined the  Company as Senior Vice  President,  Finance and
Administration and Chief Financial Officer and Secretary in August 1998. He was previously the Chief Financial Officer of C-Cube Microsystems Inc. ("C-Cube"), a manufacturer of digital video semiconductors and systems, from April 1997 to July 1998. Prior to joining C-Cube, he held CFO positions at IC WORKS, a semiconductor manufacturing company, from 1994 to 1997 and at Data I/O, a manufacturer of electronic programming systems, from 1987 to 1993. Mr. Hagedorn began his high tech career at Intel in 1983. He served as Chief Financial Officer for Intel Europe from 1986 to 1987. Mr. Hagedorn holds a Bachelor of Science degree in Industrial Administration from Yale University and a Master of Business Administration degree from Harvard University.

 ......Mr.  Dilfer has been Vice  President  and  Controller of the Company since
July 1992. From July 1980 to June 1992, he held various controller positions at Signetics Corporation, a semiconductor company. Mr. Dilfer holds a Bachelor of Science degree in industrial engineering, a Master of Science degree in industrial engineering and a Master of Business Administration degree, all from Stanford University.

 ......Mr.  Gleave  joined  the  Company  in  January  1999  as  Vice  President,
Marketing.   Prior  to  January  1999,  Mr.  Gleave  was  Director  of  Business
Development, USA for Advanced Computer Communications, a division of Ericsson, Inc. from June 1998 to December 1998. He held several sales and marketing positions at Premisys from April 1994 to June 1998, including Director of Sales, Western Region and Director, Corporate Product Marketing. He also held sales and
engineering   positions   with   Newbridge   Networks,   Ltd.  and  GEC  Plessey
Telecommunications, Ltd. between 1983 and 1994. Mr. Gleave holds a Bachelor of Engineering, Electrical and Electronic degree from the University of Bristol, Bristol, England.

 ......Effective  October 29,  1999,  the Company  has  appointed  Larry Asten to
Senior Vice President, Sales to fill the vacancy created by Mr. Fyffe's resignation. Mr. Asten has been employed by the Company as Vice President, Carrier Sales since June 1999. Prior to his employment with Premisys, Mr. Asten served as president and chief executive officer of NETMANSYS Inc., a subsidiary of NETMANSYS S.A., based in Grenoble, France, a leading supplier of network management systems for the telecommunications industry from May 1998 to May 1999. From November 1995 to May 1998, he was Senior Vice President, Global Sales of Vertel Corporation. He has held sales and marketing positions at ADC Telecommunications, Telco Systems, Alston/Conrac and Northern Telecom since starting his career with GTE.



Item 11.  EXECUTIVE COMPENSATION

      The following table sets forth all compensation awarded to or earned or paid for services rendered in all capacities to the Company by the Company's Named Executive Officers during fiscal 1996, 1997 and 1998. This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred.

                           Summary Compensation Table
--------------------------------------------------------------------------------
                                                     Long-Term
                                                     Compensation
                              Annual Compensation     Awards
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                            Other         Securities   All
Name and Principal                          Annual        Underlying  Other
Position              Year  Salary   Bonus  Compensation  Options   Compensation
during Fiscal 1999            ($)   (1)($)        (2)                  (3) ($)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Nicholas J. Williams  1999 $272,000    --    $375,000      125,000      --
President and Chief   1998  225,000 $105,000  375,000        --         --
Executive Officer     1997  34,615     --      81,250      300,000      --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Raymond C. Lin (4)..  1999  74,680     --       --           --         800
Chief Executive       1998  275,000  160,000    --         220,000      800
Officer               1997  275,000  110,213    --         230,000      800
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Antonio Flores (5)..  1999  190,000   50,000    --         175,000      800
Senior Vice           1998  160,000   62,370    --         110,000      800
President, Operations 1997  150,000   29,235    --          95,000      800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Robert A. Fyffe (6).  1999  185,000   53,008    --         300,000      800
Senior Vice           1998  158,712   90,697    --         140,000      800
President, Sales and  1997  130,000   79,185    --          66,193      800
Marketing
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Boris J. Auerbuch (7) 1999  190,000    --       --           --         800
Senior Vice           1998  180,000   70,166    --         105,000      800
President and Chief   1997  180,000   35,082    --         110,000      800
Technology Officer
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
John Hagedorn (8)     1999  169,231    --       --         425,000      800
Senior Vice           1998     --      --       --           --          --
President, Finance    1997     --      --       --           --          --
and Administration,
Chief Financial
Officer and Secretary
--------------------------------------------------------------------------------

(1)Bonus amounts in respect of the fiscal years indicated are paid in two installments in the month of January of the relevant fiscal year and the month of July following the end of such fiscal year. The Company did not pay a bonus in July 1997 for the second half of fiscal 1997, and it did not pay a bonus for any portion of fiscal 1999 based on Company performance in failing to meet its goals for fiscal 1999. A stay-on-board bonus of $50,000 was awarded to Mr. Flores in February of 1999 and is subject to repayment on a prorated basis if Mr. Flores voluntarily terminates his employment with the Company before February 2000. Mr. Flores resigned effective October 13, 1999 and will repay the Company the prorated portion of the bonus.
(2)The amounts paid to Mr. Williams in fiscal 1997, 1998 and 1999 represent compensation of $81,250 per quarter provided under Mr. Williams' employment contract for relinquishment by Mr. Williams of certain unvested options in another entity when Mr. Williams joined the Company. Mr. Williams also was paid mortgage assistance in the amount of $50,000 in fiscal 1998 and 1999 pursuant to his employment contract. See "Employment Agreements."
(3)Represents the Company's 401(k) Plan matching contribution of $800 per employee participating in the plan per plan year.
(4)Mr. Lin served as Chief Executive Officer of the Company until August 3, 1998 and as the full-time Chairman of the Board of the Company until December 1998. Mr. Lin remains Chairman of the Board of Directors of the Company.
(5)Mr. Flores resigned as Senior Vice President, Operations in October 1999. The duties of his position have been assumed by Mr. David Newell, Senior Director Operations. Mr. Flores will reimburse the Company for the prorated portion of his stay-on-board bonus.
(6)Mr. Fyffe has resigned as Senior Vice President, Sales and Marketing of the Company effective October 29, 1999.
(7)Mr.   Auerbuch   resigned  as  Senior  Vice   President   and  Chief
   Technology Officer in June 1999. Mr. Auerbuch is a director of the Company.
(8)Mr. Hagedorn was named Senior Vice President, Finance and Engineering, Chief Financial Officer and Secretary in August 1998.

                          Option Grants in Fiscal 1999

      The following table sets forth information regarding option grants to Named Executive Officers in fiscal 1999. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their ten-year term. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted to the end of the option terms.

                  Option Grants in Fiscal 1999

                       Individual Grants
                --------------------------------

                                                                   Potential Realizable
               Number of                                           Value at Assumed Annual
               Securities Percent of                               Rates of Stock Price
               Underlying Total options                            Appreciation for Option
                Options   Granted to      Exercise                 Term (2)
  Name          Granted   Employees in    Price      Expiration    -----------------------
                  (1)     Fiscal 1999     Per Share  Date             5%            10%
                --------  -------------   ---------  ----------   ---------    ----------
Nicholas J.     125,000      4.2          $18.9375   7/28/2008    $1,488,712   $3,772,687
Williams
Raymond Lin         --        --             --          --           --           --
Antonio Flores  25,000       0.8          $18.9375   7/28/2008      $297,742     $754,537
                50,000       1.7            9.1875   9/18/2008       288,898      732,125
                70,000       2.3           11.0000  12/15/2008       484,249    1,227,182
                30,000       1.0            8.2500   2/11/2009       155,651      394,451

Robert A. Fyffe 25,000       0.8          $21.6875   7/23/2008      $340,979     $864,107
                40,000       1.3            9.1875   9/18/2008       231,119      585,700
                60,000       2.0           11.0000  12/15/2008       415,070    1,051,870
                25,000       0.8            9.2500   3/29/2009       145,432      368,553
                150,000      5.0            8.6875   6/1/2009        819,528    2,076,846

Boris J.            --       --              --          --           --           --
Auerbuch

John Hagedorn   200,000      6.7          $17.2500  8/3/2008       $2,169,686  $5,498,411
                50,000       1.3            9.1875  9/18/2008         231,119     585,700
                60,000       2.0           11.0000 12/15/2008         415,070   1,051,870
                25,000       0.8            9.2500  3/29/2009         145,432     368,553

(1) The options shown in the table were granted at fair market value and become exercisable with respect to 2.083% of the shares for each full month that the optionee renders services to the Company after the date of grant. The options shown in the table will expire ten years from the date of grant, subject to earlier termination upon termination of employment. Vesting of Mr. Hagedorn's options is accelerated under certain circumstances in connection with a change in control. See "Employment Agreements."

(2) The assumed annual compound rates of stock price appreciation included in the table are mandated by the rules of the Securities and Exchange
      Commission and do not represent the Company's estimate or projection of future stock prices.

     Subsequent to the end of fiscal 1999, Mr. Hagedorn was granted options to purchase 100,000 shares of the Company's Common Stock at a price of $7.0625 per share. In addition, in connection with his appointment as Vice President, Sales, Mr. Asten is being granted options to purchase 100,000 shares of the Company's Common Stock. Other executive officers were also granted options to purchase an aggregate of 10,000 shares of the Company's Common Stock following the end of fiscal 1999. On September 1, 1998, Mr. Williams voluntarily surrendered, for no value or exchange of options, options to purchase 100,000 shares of the Company's Common Stock which had been granted on July 28, 1998. Mr. Williams also voluntarily surrendered on March 23, 1999 options to purchase 25,000 shares which had been granted on July 28, 1998, for no value or exchange of options, with an exercise price of $18.9375 per share. In addition, on September 1, 1998, Mr. Auerbuch voluntarily surrendered, for no value or exchange of options, options to purchase 80,000 shares, all of which had been granted on August 21, 1996, and had exercise prices of $32.00 per share. Mr. Auerbuch also voluntarily surrendered, for no value or exchange of options, options to purchase 105,000 shares on March 23, 1999. Of the options surrendered on such date, options to purchase 25,000 shares were granted on October 1, 1997 at a price of $25.4375 per share and 80,000 shares were granted June 1, 1998 at a price of $24.90625 per share. In addition, on August 17, 1999, Mr. Flores voluntarily surrendered, for no value or exchange of options, options to purchase a total of 160,000 shares of the Company's Common Stock. Of the options surrendered by Mr. Flores, 50,000 were granted on August 21, 1996 at a price of $32.00 per share, 25,000 were granted on September 30, 1997 at a price of $24.50 per share, 25,000 were granted on October 1, 1997 at a price of $25.4375 per share and the remaining 60,000 were granted on June 1, 1998 at a price of $24.9063 per share. Officers other than the named officers voluntarily surrendered, for no value or exchange of options, options to purchase 95,000 shares at prices ranging from $24.50 to $32.00 per share.

   Aggregate Option Exercises in Fiscal 1999 and Fiscal Year-End Values

      The following table sets forth certain information concerning the exercise of options by each of the Named Executive Officers during fiscal 1999, including the aggregate amount of gains realized on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of June 25, 1999. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and $7.21875 per share, which was the closing price of the Company's Common Stock as reported on the Nasdaq National Market on June 25, 1999.

                                         Number of Securities            Value of Unexercised
                 Shares                 Underlying Unexercised           In-the-Money Options
                Acquired               Options at Fiscal Year-End         at Fiscal Year-End
                   on       Value      --------------------------    ---------------------------
Name            Exercise   Realized(1) Exercisable   Unexercisable   Exercisable   Unexercisable
----           ---------   ----------  -----------   -------------   -----------   -------------
Nicholas J.         --         --        152,501        137,499           --             --
Williams...

Raymond Lin         --         --        306,563         87,083       $1,049,838         --

Boris J.        112,085     786,355       27,875         13,750          $53,813         --
Auerbuch

Antonio Flores      --         --        147,098        258,540         $132,927         --

Robert A. Fyffe     --         --        100,175        392,525          $35,719         --

John Hagedorn       --         --         16,042        308,958            --            --

(1) "Value Realized" represents the fair market value of the shares of Common Stock underlying the option on the date of exercise less the aggregate exercise price of the option.

                              EMPLOYMENT AGREEMENTS

    On  March  12,  1992,  Premisys  Holdings   Communications  Inc.  ("Premisys
Holdings") entered into a Founders Agreement with Raymond C. Lin and Boris J. Auerbuch, which replaced earlier agreements dated September 10, 1990 between Messrs. Lin and Auerbuch and Premisys Communications, Inc., a California corporation. The Founders Agreement prohibits them for three years following termination of employment from interfering with any of the Company's supply relationships and from soliciting any employees of the Company to leave. Both Messrs. Lin and Auerbuch have terminated their employment with the Company.

    In April 1997, the Company hired Nicholas J. Williams as President and Chief Operating Officer of the Company, commencing on April 21, 1997. Mr. Williams' employment agreement provided for the payment of an annual base salary of $225,000 through fiscal 1997, and participation in the management incentive bonus program commencing in fiscal 1998 at 40% of his base salary contingent upon the Company achieving its goals for fiscal 1998. Mr. Williams' employment agreement also included payment of various expenses associated with his relocation to California, including $162,500 of mortgage assistance over four years while he remains an employee. Mr. Williams is also entitled to participate in the other employee benefit programs offered by the Company. In addition, the Company agreed to pay Mr. Williams a total of $1,300,000 on a quarterly basis over four years ($81,250 per quarter) as compensation for relinquishing certain unvested stock options granted to Mr. Williams by his prior employer so long as he does not resign or is not terminated with cause. In connection with his initial employment, Mr. Williams was also granted 300,000 options to purchase shares of the company's Common Stock at a price of $8.875, as contemplated by the agreement.

    In July 1998, the Company hired John J. Hagedorn as Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of the Company commencing on August 3, 1998. Mr. Hagedorn's employment agreement provided for the payment of an annual base salary of $200,000 through fiscal 1999, participation in the management incentive bonus program for 1999 at 45% of his salary and participation in the Company's other employee benefits program. In addition, the employment agreement provided for the grant of stock options to purchase 200,000 shares of the Company's Common Stock that vest 25% after his first year of service and monthly thereafter until fully vested after four years. The Company has agreed to provide Mr. Hagedorn with a twelve month salary extension and to accelerate vesting of his stock options in the event his employment with the Company is terminated due to an acquisition in which he is not named Chief Financial Officer of the combined companies.

    The Company promoted Claude Dupuis to the position of Senior Vice President, Engineering effective April 1, 1999. Mr. Dupuis' employment agreement provided for the payment of an annual base salary of $180,000 through fiscal 1999, and participation in the management incentive bonus program at 30% of his base salary contingent upon the Company achieving its goals for fiscal 1999. Mr. Dupuis' employment agreement also included payment of various expenses associated with his relocation to California, including $108,000 of mortgage assistance over three years, assistance with tuition in the amount of $35,000 for his children's or spouse's schooling for one year, and a bridge loan of $200,000 at 6% interest to assist in the purchase of a home. The bridge loan is secured by the vested and/or exercised portion of Mr. Dupuis' options to purchase the Company's Common Stock. The loan must be repaid on the earlier of
(i) 60 months after April 29, 1999, (ii) 30 days after Mr. Dupuis' voluntary resignation of employment or (iii) 24 months after Mr. Dupuis' involuntary termination of employment for a reason other than a reorganization, sale or merger of the Company in which Mr. Dupuis' job is eliminated. Mr. Dupuis' obligation to repay the loan shall be forgiven if his employment is terminated because of a reorganization, sale or merger of the Company prior to the date that is 60 months after April 29, 1999. The employment agreement also provides for severance payments equal to six months of his salary if his employment is terminated without cause. Mr. Dupuis also received a sign-on bonus of $20,000 prorated over 24 months. Mr. Dupuis is also entitled to participate in the other employee benefit programs offered by the Company. In connection with his new position, Mr. Dupuis was also granted 100,000 options to purchase shares of the Company's Common Stock at a price of $7.125, as contemplated by the agreement. If Mr. Dupuis' employment is terminated for cause, or if he voluntarily resigns within 24 months of April 1, 1999, he is required to repay the special bonus, relocation expenses, tuition allowance and mortgage assistance on a pro rata basis.

    On October 22, 1999, the Company and Al Fyffe entered into a separation agreement in connection with Mr. Fyffe's termination of employment effective October 29, 1999. Under the agreement, the Company agreed to pay Mr. Fyffe a lump sum amount equal to 12 months' salary and to pay his medical and dental coverage under COBRA for 12 months. Under the separation agreement, Mr. Fyffe agreed not to become an employee, director or consultant to a company which offers products or services that are directly in competition with those developed, manufactured or sold by Premisys for a period of one year and not to solicit or hire any employees of Premisys during that period, with certain limited exceptions.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of October 13, 1999, with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and nominee, (iii) each person who has served as the Chief Executive Officer of the Company during fiscal 1999 and each of the Company's four most highly compensated executive officers (other than anyone who served as Chief Executive Officer) who were serving as executive officers at the end of fiscal 1999 (together, the "Named Executive Officers") and (iv) all current directors and executive officers as a group.

                                                          Percent of
                                           Amount and     Outstanding
Name and Address of Beneficial Owner       Nature of        Common
                                           Beneficial       Stock(1)
                                          Ownership(1)

T. Rowe Price Associates, Inc.(2)..        1,876,500            7.8

State of Wisconsin Investment Board (3)    1,571,000            6.5

Raymond C. Lin (4).................          732,852            3.0

Boris J. Auerbuch (5)..............          262,267            1.1

Nicholas J. Williams (6)...........          183,750              *

Robert A. Fyffe (7)................          156,341              *

John Hagedorn (8)..................          106,220              *

Antonio Flores (9).................           99,909              *

Edward A. Keible, Jr. (10).........           16,430              *

Patti S. Hart (11)..................           --                 *

Carol Sharer (11)...................           --                 *

All current executive officers and
directors as a group (11 persons) (12)     1,688,977            7.0
------------------------------------

*   Less than 1%

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of October 13, 1999, are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents 1,876,000 shares held of record by T. Rowe Price Associates, Inc. The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, MD 21202. The aforementioned entity filed a Form 13G with the Securities and Exchange Commission on July 9, 1999 with respect to the shares set forth herein and upon which the information included herein is based.

(3) Based on information made available to the Company through filings on Form 13F as of June 30, 1999. The address of the State of Wisconsin Investment Board is 121 East Wilson Street, Madison, Wisconsin 53702.
(4) Includes 333,855 shares subject to options exercisable within 60 days of October 13, 1999. Mr. Lin is Chairman of the Board of the Company.
(5) Includes 31,000 shares subject to options exercisable within 60 days of October 13, 1999. Mr. Boris Auerbuch is a director of the Company. He resigned as Chief Technical Officer and Senior Vice President of the Company on June 30, 1999.
(6) Represents 183,750 shares subject to options exercisable within 60 days of October 13, 1999. Mr. Williams is President and Chief Executive Officer of the Company.
(7) Represents 156,341 shares subject to options exercisable within 60 days of October 13, 1999. Mr. Fyffe has resigned as Senior Vice President, Sales and Marketing of the Company effective October 29, 1999.
(8) Represents 104,584 shares subject to options exercisable within 60 days of October 13, 1999. Mr. Hagedorn is Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of the Company. Mr. Hagedorn's employment agreement provides for acceleration of vesting for all of his options as a result of a change in control of the Company following which he is not named Chief Financial Officer of the combined companies. It is expected that the vesting of all of his options to purchase 425,000 shares of the Company's Common Stock will accelerate in connection with the offer and/or merger related to the acquisition of the Company by Zhone Technologies, Inc. See "Arrangements That May Result in Changes in Control" below. Of these options, options to purchase 165,000 shares will have an exercise price that is less than the $10.00 per share price of the Zhone offer. See "Employment Agreements."
(9) Represents 99,909 shares subject to options exercisable within 60 days of October 13, 1999. Mr. Flores resigned as the Company's Senior Vice President, Operations effective October 13, 1999.
(10)Represents shares subject to options exercisable within 60 days of October 13, 1999 and 130 shares held of record. Mr. Keible is a director of the Company. In connection with certain change in control transactions (including the merger of the Company with and into Zhone Acquisition Corp. as described under "Arrangements That May Result in Changes in Control" below), the vesting of options to purchase an additional 15,000 shares of the Company's Common Stock will accelerate pursuant to the provisions of the Directors Plan. Of the options held by Mr. Keible, options to purchase 7,300 shares have an exercise price that is less than the $10.00 per share price of the Zhone offer.
(11)Represents shares subject to options exercisable within 60 days of October 13, 1999. Ms. Hart and Ms. Sharer, directors of the Company, each hold options to purchase 25,000 shares of the Company's Common Stock, of which the options to purchase 24,000 shares that were automatically granted under the Directors Plan will vest in connection with certain change of control transactions (including the merger of the Company with and into Zhone Acquisition Corp. as described under "Arrangements That May Result in Changes in Control" below), pursuant to the provisions of the Directors Plan. All of the options to purchase 24,000 shares held by each of Ms. Sharer and Ms. Hart whose vesting would be accelerated have exercise prices that are less than the $10.00 per share price of the Zhone offer.
(12)Includes the shares referenced in footnotes (4) through (8), (10) and (11), 28,039 additional shares and 125,208 additional shares subject to options exercisable within 60 days of October 13, 1999. Should the accelerated vesting that is described in those footnotes be triggered, current executive officers and directors as a group will beneficially own 2,072,393 shares, of which options to purchase 865,870 shares will have an exercise price that is less than the $10.00 Zhone offer and options to purchase 468,584 shares will have an exercise price that exceeds the $10.00 per share price of the Zhone offer. See "Arrangements That May Result in Changes in Control."

Arrangements that May Result in Changes in Control

    On October 20, 1999, Zhone Technologies, Inc., a Delaware corporation ("Zhone"), Zhone Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Zhone, and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for a cash tender offer by Zhone Acquisition Corp. for all of the issued and outstanding shares of the Company's Common Stock together with the associated rights to purchase shares of Series A Junior Participating Preferred Stock, at a price of $10.00 per share, net to the seller in cash without interest. The offer is conditioned upon, among other things, there being validly tendered and not withdrawn, that number of shares which would constitute not less than 75% of the outstanding shares of the Company's Common Stock, calculated on a fully diluted basis. The Merger Agreement also provides that the offer will be followed by a merger of the Company with and into Zhone Acquisition Corp., in which all remaining outstanding shares of the Company's Common Stock would be converted into the right to receive $10.00 per share, net to the seller in cash without interest.

    The merger and the offer also are conditioned on the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

    In connection with the execution of the Merger Agreement, Zhone entered into a stockholders agreement pursuant to which Raymond Lin, Nicholas Williams, and Boris Auerbuch have agreed to tender their shares in the offer. In addition, Premisys has granted Zhone an option to purchase newly issued shares of Premisys common stock under certain circumstances if more than 85 percent but less than 90 percent of the outstanding shares of Premisys Common Stock are tendered in the offer.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since July 1, 1998, there has not been, nor is there currently proposed, any transaction or series of transactions to which the Company (or any of its predecessor corporations) was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of the Company's Common Stock had or will have a direct or indirect material interest other than normal compensation arrangements, which are described where required under "Executive Compensation" and "Director Compensation" above, and the transactions described below.

    As referenced under "Employment Agreements," the Company loaned Claude Dupuis, its Senior Vice President, Engineering, $200,000 on April 29, 1999 (bearing interest at 6%), which amount continues to remain outstanding plus accrued interest.

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1999, the Compensation Committee consisted of Messrs. Keible and Tan. Neither of such directors has ever been an officer of the Company. During fiscal 1999, no executive officer of the Company served on the Board of Directors, Compensation Committee or any other committee of the Board of Directors performing similar functions of an entity of which entity either Mr. Keible or Mr. Tan was an executive officer.


                         COMPLIANCE UNDER SECTION 16(a)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC and the Nasdaq National Market. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal 1999. However, since the end of fiscal 1999, Patti S. Hart filed her Form 3 30 days, rather than 10 days, after her election to the Board of Directors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on the 25th day of October, 1999.


                                 PREMISYS COMMUNICATIONS, INC.


                                 By:  /s/ John J. Hagedorn
                                    Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                     Title                      Date

Principal Executive
Officer:
                         Chief Executive Officer,   October 25, 1999
                           President,
*                          Chief Operating Officer
Nicholas J. Williams       and a Director

Principal Financial
Officer:                 Senior Vice President,     October 25, 1999
                           Finance and
/s/ John J. Hagedorn       Administration, Chief
John J. Hagedorn           Financial Officer and
                           Secretary

Principal Accounting
Officer:
                         Vice President and         October 25, 1999
*                          Controller
Robert W. Dilfer

Additional Directors:

*                        Chairman of the Board of   October 25, 1999
Raymond C. Lin             Directors

*
Boris J. Auerbuch        Director                   October 25, 1999


*
Carol H. Sharer          Director                   October 25, 1999


*
Edward A. Keible, Jr.    Director                   October 25, 1999



Patti S. Hart            Director                   October  1, 1999



By:  /s/ John J. Hagedorn
   John J. Hagedorn,
Attorney-in-Fact


                                                                   Exhibit 10.52
    ** Confidential treatment has been requested with respect to the information contained within the "[**]" markings. Such marked portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                                                   Exhibit 10.52
[Premisys Communications Logo]
Teleport_PL 09/97_v1.0                Company Confidential                Page 1
September `97
                          Teleport Transfer Price List

                                                                        US      Xfr.   Disc.
                                                                       List
----------------------------------------------------------------------------------------------
Section 1: IMACS
01 - Common Equipment
8901     AC Power Supply, 120/240VAC, CE Marked                           $700  [**]    [**]
         Main power supply for AC-powered IMACS units.  120/240VAC, 50 - 60Hz input provides +5V and +12V.
         Can be used with 8903 Power Converter to provide -48VDC from 120VAC only.
         Can be used with 8905 Universal Power Converter to provide -48VDC from either
         120VAC or 240VAC.
         A second 8901 may be installed for load sharing redundancy.
         CE Marked.
         GA
8902     DC Power Supply, -48VDC, CE Marked                             $1,000  [**]    [**]
         Main power supply for use with external -48VDC sources.
         Provides +5V and +12V.
         A second 8902 may be installed for load sharing redundancy. CE Marked.
         GA
890220   DC Power Supply, -48VDC, CE Marked                             $1,000  [**]    [**]
         Main power supply for use with external -48VDC sources.
         Provides +5V and +12V.
         A second 8902 may be installed for load sharing redundancy. CE Marked.
         GA
8903     Power Converter, 120VAC to -48VDC                                $500  [**]    [**]
         Used with 8901 for 120VAC, 50 - 60Hz input to supply -48VDC voltage.
         Optional redundancy of the 8903 is supported in the IMACS
         800 and 900 chassis only.
         Cannot be used with 240VAC input voltage.
         GA
8905     Power Converter, 120/240VAC to -48VDC, 100W, CE Marked           $700  [**]    [**]
         Used with 8901 with either 120VAC/240VAC, 50 - 60Hz input
         to supply -48VDC system voltage. Optional redundancy of the
         8905 is supported in the IMACS 800 and 900 chassis only.
         CE Marked.
         Used only in 6-digit chassis.  Consult  Technical Support if using with negative ground.
         GA
8906     Ring Generator, -48VDC                                           $400  [**]    [**]
         Used to supply ringing current for all FXS cards and for FXO cards in
         Manual Ring Down applications.
         Multiple 8906s are supported in the IMACS 800 and 900 chassis only. One must be set to master and the others to slave.
         Requires -48DC power (8901 & 8903, or 8901 & 8905, or 8902, or external).
         GA
8907     Power Supply, +24VDC, CE Marked                                $1,000  [**]    [**]
         DC main power supply for use with external +24VDC sources.
         Provides +5V and +12V.
         A second 8907 may be installed for load sharing redundancy.
         CE Marked.
         Consult Technical Support if using with negative ground.
         Use of any plastic cards or 4-digit chassis in a 24VDC
         environment is not supported.
         GA
8908     Power Converter, 120/240VAC to -48DC, 350W                     $1,200  [**]    [**]
         Used only in the power-enhanced 891930 IMACS 900 chassis.  Used with 8901 with either 120VAC/240VAC, 50 - 60Hz
         Input to supply -48VDC system voltage.
         Optional redundancy of the 8908 is also supported.
         NPI - Contact Product Marketing for availability
8916     IMACS 600 Chassis with Installation Kit, Aluminum Chassis,     $1,100  [**]    [**]
         Front Loading, Plastic Card Guides, CE Marked
         Aluminum chassis, front loading, plastic card guides; with installation kit.  Provides 2 CPU slots, 8 universal slots and 1 Interface slot.  Universal slots can support up to 3
         Server cards and up to 4 WAN cards.  All universal slots
         that are not allocated to Servers or WANs can be used for
         User Cards.  Accommodates 1 main power and 1 redundant main
         OR 1 main power and 1 AC/DC converter and 1 ringing
         generator.
         CE Marked.
         GA
891620   IMACS 600 Chassis with Installation Kit, Steel Chassis,        $1,100  [**]    [**]
         Front Loading, Steel Card Guides, CE Marked
         Steel chassis, front loading, steel card guides; with
         installation kit.  Provides 2 CPU slots, 8 universal slots and 1 Interface slot.  Universal slots can be support up to
         3 Server cards and up to 4 WAN cards.  All universal slots that are not allocated to AC/DC converter and 1 ringing
         generator.  AC and dual DC inputs.
         CE Marked and NEBS compliant (see Marketing Note MN002_02).
         GA
891822   IMACS 800 Chassis with Installation Kit, Steel Chassis,        $1,500  [**]    [**]
         Front & Rear Loading, Steel Card Guides, CE Marked
         Steel Chassis, front and read loading, steel card guides;
         with installation kit.  Provides 2 CPU slots, 3 Server
         slots, 4 WAN slots, 1 Interface slot, 8 User slots.  AC and dual DC inputs.  Two slots for main power supplies, 5
         separate slots for -48V converters or ringing generators.
         CPU, WAN, Server cards and power supplies load from front.
         User, Interface cards, ringing gerneratros and voltage
         converters load from rear.
         CE Marked and NEBS compliant (see Marketing Note MN002_02).
         GA





891823   IMACS 800 Chassis with Installation Kit, Steel Chassis,        $1,500  [**]
         Front & Rear Loading, Plastic Card Guides, CE Marked                          [**]
         Steel Chassis, front and read loading, steel card
         guides; with installation kit.  Provides 2 CPU slots, 3
         Server slots, 4 WAN slots, 1 Interface slot, 8 User
         slots.  AC and dual DC inputs.  Two slots for main
         power supplies, 5 separate slots for -48V converters or
         ringing generators.  CPU, WAN, Server cards and power
         supplies load from front.  User, Interface cards,
         ringing gerneratros and voltage converters load from
         rear.
         CE Marked
         GA
891920   IMACS 900 Chassis with Installation Kit, Steel Chassis, Top    $2,000  [**]
         & Bottom Loading, Steel Card Guides, Steel Faceplate                          [**]
         Steel chassis, top & bottom front loading, steel card
         guides, steel faceplate with ejectro; with installation
         kit.  Provides 2 CPU slots, 3 Server slots, 4 WAN
         slots, 1 Interface slot, 8 User slots.  Two slots on
         top for main power supplies, 5 separate slots on bottom
         for -48V converters or ringing generators.  AC and dual
         DC inputs.  All system components load from front.
         NEBS complian (see Marketing Note MN002_02).
         CE Marked.
         GA
891630   IMACS 600 Chassis with Installation Kit, Steel Chassis, Front          [**]
         Loading, Steel Card Guides, Steel Card Guides, CE Marked          $1,100      [**]
         Steel chassis,  front loading, new steel card guides; with installation kit.  Provides 2 CPU slots,  8 universal  slots and 1  Interface  slot.
         Universal  slots can be  support  up to 3 Server  cards and up to 4 WAN cards. All universal slots that are not allocated.
         GA
891830   IMACS 800 Chassis with Installation Kit, Steel Chassis,        $1,500  [**]
         Front & Rear Loading, Steel Card Guides, CE Marked                            [**]
         Steel  chassis,  front and rear  loading,  new steel card guides;  with installation kit . Provides 2 CPU slots, 3 Server slots, 4 WAN slots, 1
         Interface slot, 8 User slots. AC and dual DC inputs. Two slots for main power supplies, 5 separate slots for - GA
891930   IMACS 900 Chassis with Installation Kit, Power-Enhanced, Steel         [**]
         Chassis, Top & Bottom Front Loading,  Steel Card Guides           $2,000      [**]
         Steel chassis,  top & bottom front loading, new steel card guides; with installation  kit. Provides 2 CPU slots, 3 Server slots, 4 WAN slots, 1
         Interface slot, 8 User slots. Two slots on top for main power supplies,
         2 slots on bottom for -48V converters  (either two 8905 or two 8908) or ringing  generators.  AC and dual DC inputs. All system components load from  front.  When  used  with the  8908  power  converter,  or with an exteranl  -48VDC power supply,  the 891930 chassis allows for the power requirements  of  having  up to 7 BRI  cards  installed.  NPI - Contact
         Product Marketing for availability.
8920     Interface Card, 8 T1/E1 Ports, No Modem, 32K NVRAM, Aluminum           [**]
         Faceplate                                                         $1,600      [**]
         Physical interfaces for up to 8 T1/E1 lines on single
         50 pin AMP connector, integral V.22bis modem and port
         (RJ11), VT100 control port (RJ45), DB9 computer port
         for connectin to network management system and nodal
         port (RJ48) provides 1 alarm output to external
         reporting device.
         Stainless steel faceplate with ejectro.
         Can be used with all system releases up to and
         including 3.x.y.
         GA
892060   Interface Card, 8 T1/E1 Ports, 2400bps Modem, 32K NVRAM,       $1,800  [**]
         Stainless Steel Faceplate                                                     [**]
         Physical interfaces for up to 8 T1/E1 lines on single
         50 pin AMP connector, integral V.22bis modem and port
         (RJ11), VT100 control port (RJ45), DB9 computer port
         for connection to network management system and nodal
         port (RJ48) provides 1 alarm output to external
         reporting device.
         Stainless steel faceplate with ejector.
         Can be used with all system release up to andincluding
         3.x.y.
         GA
         Part Number Change
8921     Interface Card, 8 T1/E1 Ports, No Modem, 32K NVRAM, Stainless          [**]
         Steel Faceplate, CE Marked                                        $1,600      [**]
         Physical Interfaces for up to 8 T1/E1 lines on a single
         50 pin AMP connector, VT100 control port (RJ45), DB9
         computer port for connection to network management
         system and nodal port (RJ48) provides 1 alarm output to
         external reporting device.
         Can be used with all system release up to and including
         3.x.y.
         GA
892160   Interface Card, 8 T1/E1 Ports, No Modem, 32K NVRAM,            $1,600  [**]
         Stainless Steel Faceplate, CE Marked                                          [**]
         Physical Interfaces for up to 8 T1/E1 lines on a single
         50 pin AMP connector, VT100 control port (RJ45), DB9
         computer port for connection to network management
         system and nodal port (RJ48) provides 1 alarm output to
         external reporting device.
         Stainless steel faceplate with ejector.
         CE Marked.
         Can be used with all system releases up to and
         including 3.x.y.
         GA
         Part Number Change
892221   Interface Card, 8 T1/E1 Ports, No Modem, External Sync                 [**]
         (unframed E1), 128K NVRAM, Steel Faceplate, CE Marked             $3,000      [**]
         Physical Interfaces for up to 8 T1/E1 lines on a single
         50 pin AMP connector, VT100 control por t(RJ45), DB9
         computer port (COM 1) for connection to network
         management system and FJ48 computer port (COM 2), RJ45
         for external sync connection and nodal port (RJ48)
         provides 1 alarm output to exteranl reporting device.
         Supports external sync for unframed E1 clock source
         (may use external sync panel - part number 150000).
         CE Marked.
         Requires 880222 or 880221 CPU and Host V4.0.2 or higher
         CPU firmware.
         GA
         Availability Change





892260   Interface Card, 8 T1/E1 Ports, No Modem, External Sync (framed         [**]
         T1), 128K NVRAM, Stainless Steel Faceplate, CE Marked             $3,000      [**]
         Physical Interfaces for up to 8 T1/E1 lines on a single
         50 pin AMP connector, VT100 control port (RJ45), DB9
         computer port (COM 1) for connection to network
         management system and RJ48 computer port (COM 2), RJ45
         for external sync connection and nodal port (RJ48)
         provides 1 alarm output to external reporting device.
         Stainless steel faceplate with ejector.
         CE Marked.
         Requires 880222 or 880221 CPU and Host V4.0.2 or higher
         CPU firmware.
         GA
         Description Change
892261   Interface Card, 8 T1/E1 Ports, No Modem, External Sync         $3,000  [**]
         (unframed E1), 128K NVRAM, Steel Faceplate, CE Marked                         [**]
         Physical Interfaces for up to 8 T1/E1 lines on a single
         50 pin AMP connector, VT100 control port (RJ45), DB9
         computer port (COM 1) for connection to network
         management system and RJ48 computer port (COM 2), RJ45
         for external sync connection and nodal port
         GA
8923     Interface Card, 8 T1/E1 ports, 2400 bps Modem, 128K NVRAM,             [**]
         Aluminum Faceplate                                                $2,200      [**]
         Physical Interfaces for up to 8 T1/E1 lines on a single
         50 pin AMP connector, V.22bis modem and port (RJ11),
         VT100 control port (RJ45), DB9 computer port for
         connection to network management system and nodal port
         (RJ48) provides 1 alarm output to external reporting
         device.
         Requires 880221 or 880222 CPU and v4.x.y CPU firmware.
         GA
892360   Interface Card, 8 T1/E1 ports, 2400bps Modem, 128K NVRAM,      $2,200  [**]
         Stainless Steel Faceplate                                                     [**]
         Physical Interfaces for up to 8 T1/E1 lines on a
         single 50 pin AMP connector, V.22bis modem and port
         (RJ11), VT100 control port (RJ45), DB9 computer port
         for connection to network management system and nodal
         port (RJ48) provides 1 alarm output to external
         reporting device.
         Requires 880221 or 880222 CPU and v4.x.y or 5.x.y CPU
         firmware.
         GA
         Part Number Change
892460   Interface Card, 8 T1/E1 ports, No Modem, 128K NVRAM,           $2,000  [**]
         Stainless Steel Faceplate                                                     [**]
         Physical Interfaces for up to 8 T1/E1 lines on a single
         50 pin AMP connector, no modem, VT100 control port
         (RJ45), DB9 computer port for connection to network
         management system and nodal port (RJ48) provides 1
         alarm output to external reporting device.
         Stainless steel faceplate with ejector.
         Requires 880320 CPU and v5.x.y CPU firmware.
         GA
         Availability Change
8925     Interface Card, 2 T1/E1 Ports, No Modem, 32K NVRAM, Aluminum           [**]
         Faceplate                                                         $1,200      [**]
         Two FJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45).  No DB9
         computer port.
         Can be used with system releases up to and including
         3.x.y.
         GA
892560   Interface Card, 2 T1 Ports, No Modem, 32K NVRAM, Stainless     $1,200  [**]
         Steel Faceplate                                                               [**]
         Two RJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45).  No DB9
         computer port.
         Stainless steel faceplate with ejector.
         Can be used with system releases up to and including
         3.x.y.
         NPI - Contact Product Marketing for availability.
8926     Interface Card, 2 T1/E1 Ports, 2400bps Modem, 32K NVRAM,               [**]
         Aluminum Faceplate                                                $1,400      [**]
         Two RJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45), V.22bis
         modem (RJ11), DB9 computer port for network management
         connections and nodal port (RJ48) provides 1 alarm
         output to external reporting device.
         Can be used with system releases up to and including
         3.x.y.
         GA
892660   Interface Card, 2 T1 Ports, 2400bps Modem, 32K NVRAM,          $1,400  [**]
         Stainless Steel Faceplate                                                     [**]
         Two RJ48 and Bantam Jack connectors for T1 or balanced
         120-Ohm E1 lines.  VT100 control port (RJ45), V.22bis
         modem (RJ11) , DB9 computer port for network management
         connections and nodal port (RJ48) provides 1 alarm
         output to external reporting device.
         Stainless steel faceplate with ejector.
         Can be used with system releases up to and including
         3.x.y.
         NPI - Contact Product Marketing for availability.
8927     Interface Card, 2 E1 Ports, No Modem, 32K NVRAM, Aluminum              [**]
         Faceplate                                                         $1,400      [**]
         Two pair BNC connectors for 75-Ohm unbalanced E1
         lines.  VT100 control port (RJ45), DB9 computer port
         for network management connections and nodal port
         (RJ48) provides 1 alarm output to external reporting
         device.
         Can be used with system releases up to and including
         3.x.y.
         GA
892760   Interface Card, 2 E1 Ports, No Modem, 32K NVRAM, Stainless     $1,400  [**]
         Steel Faceplate                                                               [**]
         Two pair BNC connectors for 75-Ohm unbalanced E1 lines.
         VT100 control port (RJ45), DB9 computer port for
         network management connections and nodal port (RJ48)
         provides 1 alarm output to external reporting device.
         Stainless steel faceplate with ejector.
         Can be used with system releases up to and including
         3.x.y.
         NPI - Contact Product Marketing for availability.






02 - CPU Cards
8800     CPU Card, BCON Bus-Connect, Host 3.x.y, Non-Redundant, 2 T1/E1,        [**]
         Plastic Faceplate                                                 $1,500      [**]
         The 8800 is the base model CPU card. Supports 1 WAN card for a total of up to 2 E1 or T1 WAN ports (on  separate  WAN card).  Does not  support cross  connect  module or  redundant  CPU  operation.  WAN card must be installed  in slot W1. Can  operate in  termination  or drop and insert mode.  Consult  IMACS  manual  for more  details on drop and insert WAN timeslot  connection  options.  CPU card also  houses  voice  signaling firmware  (included) and optional TCP/IP  management  firmware (must be ordered separately).  CPU Host firmware must be ordered separately. Can be used with system release up to and including 3.x.y. GA
880060   CPU Card, BCON Bus-Connect, Host 3.x.y, Non-Redundant, 2       $1,500  [**]
         T1/E1, Stainless Steel Faceplate, CE Marked                                   [**]
         The 880060 is the base model CPU card, with stainless
         steel faceplate with ejector.  Supports 1 WAN card for
         a total of up to 2 E1 or T1 WAN ports (on separate WAN
         card).  Does not support cross connect module or
         redundant CPU operation.  WAN card must be installed in
         slot W1.  Can operate in termination or drop and insert
         mode.  Consul IMACS manual for more details on drop and
         insert WAN timeslot connection options.
         CPU card alos houses voice signaling firmware
         (included) and optional TCP/IP and/or TR-08 mangement
         firmware (must be ordered separately).
         CE Marked.
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to and including
         3.x.y.
         GA
         Part Number Change
8801     CPU  Card, XCON Cross-Connect, Host 3.x.y, Redundant                   [**]
         Capability, Up to 8 T1/E1, Plastic Faceplate                      $4,000      [**]
         The 8801 supports complex applications requiring more
         than 2 WAN ports and the ability to cross-connect DCOs
         between WAN.  Supports up to 4 WAN cards for a total of
         8 T1 or E1 WAN ports and has a built-in cross connect
         module.  Two model 8801xx CPUs can be installed for CPU
         redundancy.  1:N WAN redundancy is also supported (with
         relevant WAN card options).
         CPU card also houses voice signaling firmware
         (included) and optional TCP/IP management firmware
         (must be ordered separately).
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to and including
         3.x.y.
         GA
880160   CPU Card, XCON Cross-Connect, Host 3.x.y, Redundant Capability,        [**]
         Up to 8 T1/E1, Stainless Steel Faceplate, CE Marked               $4,000      [**]
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
         GA
         Part Number Change
880222   CPU Card, XCON Cross-Connect, Host 4.x.y, Redundant Capability,        [**]
         Up to 8 T1/E1, Plastic Faceplate, CE Marked                       $4,300      [**]
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
         GA
         Part Number Change
880260   CPU Card, XCON Cross-Connect, Host 4.x.y, Redundant Capability,        [**]
         Up to 8 T1/E1, Stainless Steel Faceplate, CE Marked               $4,300      [**]
         The 880260, with stainless steel faceplate with
         ejector, supports complex applications requiring more
         than 2 WAN ports and the ability to cross-connect DS0s
         between WANs.  Supports up to 4 WAN cards for a total
         of 8 T1 or E1 WAN ports and has a built-in
         cross-connect module.  Two model 8802xx CPUs can be
         installed for CPU redundancy.  1:N WAN redundancy is
         also supported (with relevant WAN card options)
         CPU card also houses voice signaling firmware
         (included) and option TCP/IP management firmware (must
         be ordered seperately).
         CE Marked.
         Required v4.x or higher CPU firmware (must e ordered
         separately).
         Rrequires Interface Card with 128K NVRAM:  892220,
         892221, 8923 or 892320 Interface Card.
         GA
         Part Number Change





880360   CPU Card, XCON Cross-Connect, Host 5.x.y, Redundant            $4,300  [**]
         Capability, Up to 8 T1/E1, Stainless Steel Faceplate                          [**]
         The 880360, with stainless steel faceplate, supports
         complex applications requiring more than 2 WAN ports
         and the ability to cross-connect DS0s between WANs.
         Supports up to 4 WAN cards for a total of 8 T1 or E1
         WAN ports and has a built-in cross-connect module.  Two
         model 8803xx CPUs can be installed for CPU redundancy.
         1:N WAN redundancy is also supported (with relevant WAN
         card options).
         CPU card also houses voice signaling and TCP/IP
         management firmware (included) and optiona TR-08
         firmware (must be ordered separately).
         Requires v5.x.y or higher CPU firmware (must be ordered
         separately).
         Requires Interface Card with 128K NVRAM: 892220,
         892221, 8923, 892320 or 892420.
         NPI - Contact Product Marketing for availability.
         New
8804     CPU Card, RCON Bus-Connect, Host 3.x.y, Redundant              $2,200  [**]
         Capability, Up to 4 T1/E1, Plastic Faceplate                                  [**]
         The 8804, CPU support 2 T1 or E1 WAN links in clot W1
         with a redundant card (similarly configured) in slot
         W2, WAN ports in slot W1 may operate in drop an dinsert
         or terminate mode.  The 8804 supports another 2 T1 or
         E1 WAN links in slot W3 with a redundant card
         (similarly configured) in slot W4.  WAN ports in slot
         W3 can only operate in `terminate' mode and can only be
         used to support 8202xx, 8213xx, 8215xx HSU ports and
         8247xx OCU-DP ports.
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to an dincluding
         3.x.y.
         GA
880460   CPU Card, RCON Bus-Connect, Host 3.x.y, Redundant              $2,200  [**]
         Capability, Up to 4 T1/E1, Stainless Steel Faceplate                          [**]
         The 880460 CPU, with stainless steel faceplate,
         supports 2 T1 or E1 WAN links in slot W1 with a
         redundant card (similarly configured) in slot W2.  WAN
         ports in slot W1 may operate in drop and insert or
         terminate mode.  The 880420 supports another 2 T1 or E1
         WAN links in slot W1 with a redundant card (similarly
         configured) in slot W2.  WAN ports in slot W1 may
         operate in drop and insert or terminate mode.  The
         880420 supports another 2 T1 or E1 WAN links in slot W3
         with a redundant card (similarly configured) in slot
         W4.  WAN ports in slot W3 can only operate in
         `terminate' mode and can only be used to support
         8202xx, 8213xx, 8215xx HSU card ports and 8247xx OCU-DP
         ports.
         CPU Host firmware must be ordered separately.
         Can be used with system releases up to an dincluding
         3.x.y.
         GA
         Part Number Change

03 - CPU Firmware
60101    CPU Firmware, TCP/IP/SNMP                                        $400  [**]
                                                                                       [**]
         This host code option must be ordered, in addition to
         CPU host version firmware, if SNMP and Telnet support
         is required for the management of local and remote
         IMACS units.
         Order in addition to CPU Firmware for all releases
         excpet for Host Version 5.x (TCP/IP/SNMP is an integral
         part of 5.x CPU Firmware).
         GA
60102    CPU Firmware, TR-08                                              $900  [**]
                                                                                       [**]
         This host code option must be ordered,  in addition to CPU host version firmware,  if required  to provide  SLC96  TR-08  based  signaling  for
         Centrex or similar services. Requires Host 3.4.y or greater on CPU.
         GA
         Price Change
60344    CPU Firmware, Host Version 3.4.4                                 $500  [**]
                                                                                       [**]
         Release of 3.4.4 host firmware.
         Requires 8800xx,  8801xx, or 8804xx CPU and appropriate  Interface Card
         (8920xx, 8921xx, 8925xx, 8926xx or 8927xx).
         GA
60345    CPU Firmware, Host Version 3.4.5                                 $500  [**]
                                                                                       [**]
         Release of 3.4.5 host firmware.
         Requires 8800xx,  8801xx, or 8804xx CPU and appropriate  Interface Card
         (8920xx, 8921xx, 8925xx, 8926xx or 8927xx).
         GA
60346    CPU Firmware, Host Version 3.4.6                                       [**]
         Requires 8800xx, 8801xx, or 8804xx CPU and appropriate            $500        [**]
         Interface Card (8920xx, 8921xx, 8925xx, 8926xx or 8927xx).
         Release of 3.4.6 host firmware.
         GA
60360    CPU Firmware, Host Version 3.6.0                                 $750  [**]
                                                                                       [**]
         Release of 3.6 host firmware.  Supports NVRAM Backup and Restore, HDSL,
         BRI NTU diagram, in addition to basic functionality. Also supports 8231
         FRAD.  Does not support any Server  except  887120  ADPCM.  See Product
         Release Bulletin for more details.  Requires 8800xx,  8801xx, or 8804xx
         CPU and appropriate Interface Card (8920xx,  8921xx,  8925xx, 8926xx or
         8927xx). NPI - Contact Product Marketing for availability.
60361    CPU Firmware, Host Version 3.6.1                                 $500  [**]
                                                                                       [**]
         Release of 3.6.1 host firmware.  Supports NVRAM Backup
         and Restore, HDSL, BRI NTU, in addition to basic
         functionality.  Also supports 8231 FRAD.  Does not
         support any Server except 887120 ADPCM.  See Product
         Release Bulletin for more details.
         GA





60412    CPU Firmware, Host Version 4.1.2                                 $750  [**]
                                                                                       [**]
         Latest release of generic 4.x CPU host firmware.
         Introduces frame relay, coin card support and Euro ISDN
         support.  Provides base platform for subsequent 4.x
         releases.  See Product Release Abstract for features
         and limitations.
         Requires 8802xx CPU and appropriate Interface Card
         (8922xx or 8923xx).
         GA
60420    CPU Firmware, Host Version 4.2.0                                 $750  [**]
                                                                                       [**]
         Release  4.2.0 host firmware that  introduces  HDSL and NTU  management support.  May not  include  all  previous  4.x  features - see  Product
         Release Abstract for
         features and limitations.
         Requires 8802xx CPU and appropriate Interface Card
         (8922xx or 8923xx).
         NPI - Contact Product Marketing for availability
60431    CPU Firmware, Host Version 4.3.1                                 $750  [**]
                                                                                       [**]
         Release  4.3.1 host  firmware  that  introduces  ATM  support.  May not include all  previous 4.x  features  see Product  Release  Abstract for features and limitations. Requires 8802xx CPU and appropriate Interface
         Card  (8922xx  or  8923xx).   NPI  -  Contact  Product   Marketing  for
         availability
60440    CPU Firmware, Host Version 4.4.0                                 $750  [**]
                                                                                       [**]
         Release 4.4.0 host firmware that introduces  BRI/PRI  support.  May not include all  previous 4.x  features  see Product  Release  Abstract for features and limitations. Requires 8802xx CPU and appropriate Interface
         Card  (8922xx  or  8923xx).   NPI  -  Contact  Product   Marketing  for
         availability
60450    CPU Firmware, Host Version 4.5.0                                 $750  [**]
                                                                                       [**]
         Release 4.3.1 host firmware that  introduces  A-CELP voice  compression support.  May not  include  all  previous  4.x  features - see  Product
         Release Abstract
         for features and limitations.
         Requires 8802xx CPU and appropriate Interface Card
         (8922xx or 8923xx).
         NPI - Contact Product Marketing for availability
60421    CPU Firmware, Host Version 4.2.1                                 $750  [**]
                                                                                       [**]
         Release  4.5.0 host firmware that  introduces  HDSL and NTU  management support.  May not  include  all  previous  4.x  features - see  Product
         Release Abstract for
         features and limitations.
         NPI - Contact Product Marketing for availability
60500    CPU Firmware, Host Version 5.0.0                                 $750  [**]
                                                                                       [**]
         Release of 5.x CPU host version firmware.  Integrates
         all advanced features of releases 4.x.  Provides
         support for  ATM, FRS, LBRV with FAX forwarding, PRI,
         BRI/PRI interworking, IMUX, and HDSL WAN.  Includes
         TCP/IP/SNMP at no extra charge.
         Requires 8802xx CPU and appropriate Interface Card
         (8922xx or 8923xx, or 8924xx).
         NPI - Contact Product Marketing for availability

04 - WAN Cards
8000     WAN Card, Single T1/E1, Plastic Faceplate                      $1,000  [**]
                                                                                       [**]
         Provides  a  single  T1 or E1 line  interface.  Connects  to both  user peripherals  and network  aggregates.  Single port for  DSX/CEPT or CSU oeopration  (characterized  by separate  Line  Interface  Module).  May operate  in CAS or CCS mode.  T1  interfaces  equipped  with CSU or DSX modules may act as the "near en" termination  point for Subscriber Loop
         Carrier (SLC96) facilities as outlines in Bellcore TR-TSY-000008, Issue
         2, August 1987. Requires one 811, or 812 plug-in module.
         GA
800060   WAN Card, Single T1/E1, Stainless Steel Faceplate, CE Marked   $1,000  [**]
                                                                                       [**]
         Stainless steel faceplate with ejector. Provides a single T1 or E1 line interface.  Connects to both user  peripherals and network  aggregates.
         Single port for DSX/CEPT or CSU  operation  (characterized  by separate
         Line Interface Module).  May operate in CAS or CCS nmode. T1 interfaces equipped with CSU or DSX modules may act as the "near end"  termination point for  Subscriber  Loop Carrier  (SLC96)  facilities as outlined in
         Bellcore TR-TSY-000008, Issue 2, August 1987.
         CE Marked.
         Requires one 811, or 812 plug-in module.
         GA
         Part Number Change
8010     WAN Card, Dual T1/E1, Plastic Faceplate                        $1,700  [**]
                                                                                       [**]
         Supports up to 2 T1 or E1 line interfaces.  Can simultaneously suport 1
         T1 and 1 E1.  Will work with  only 1 Line  Interface  Module as long as other WAN port  remains in  standby  state.  May  operate in CAS or CCS mode.  T1  interfaces  equipped  with CSO or DSX modules may act as the
         "near  end"  termination  point for  Subscriber  Loop  Carrier  (SLC96)
         facilities as outlined in Bellcore TR0TSY-000008, Issue 2, August 1987.
         Requires one 811, or 812 plug-in module GA
801060   WAN Card, Dual T1/E1, Stainless Steel Faceplate, CE Marked     $1,700  [**]
                                                                                       [**]
         Stainless steel faceplate with ejector.  Supports up to 2 T1 or E1 line interfaces.  Can  simultaneously  support 1 T1 and 1 E1. Will work with only 1 Line  Interface  Module  as long as other  WAN port  remains  in standby state.  May operate in CAS or CCS mode. T1 interfaces  equipped with Csu or DSX modules may act as the "near end" termination point for
         Subscriber  Loop  Carrier  (SLC96)  facilities  as outined in  Bellcore
         TR0TSY-000008,  Issue 2, August 1987.  Requires one 811, or 812 plug-in module GA Part Number Change
801160   WAN Card, Dual HDSL E1, Stainless Steel Faceplate, CE Marked   $2,000  [**]
                                                                                       [**]
         The 801160 HDSL Dual WAN card is designed to support HDSL  applications in both LTU and NTU mode. It accepts two 82030 plug-in HDSL WAN Modules for 2 x E1 lines  driving  across 2 twisted  pairs each.  (Note that it does not  support  811xx or 812xx  plug-in  modules).  Stainless  steel faceplate with ejectors.
         Requires Host 4.2.x on 8802xx CPU.
         NPI - Contact Product Marketing for availability.
         New
8014     WAN Card, Dual T1/E1 WAN Card with Relays, Plastic Faceplate   $1,950  [**]
                                                                                       [**]
         Use with  8801xx or 8802  Cross-Connect  cPUs only.  Provide  1:N (N<3)
         redundancy  for dual WAN  cards  when  plugged  into  slot W4;  acts as redundant  mate for Dual WAN cards,  8010xx  located in slots W1, W2 or
         W3. Plug in modules on the  redundant  card must exactly  match plug-in modules  of cards to be backed up. If card is placed in slot other than
         W4, it will functino as an ordinary WAN card.  Requires one 811, or 812 plug-in module GA
801460   WAN Card, Dual T1/E1 WAN Card with Relays, Stainless Steel     $1,950  [**]
         Faceplate, CE Marked                                                          [**]
         Stainless steel faceplate with ejector.  Used with
         8801xx, 8802xx, or 8803xx Cross-Connect CPUs only.
         Provides 1:N (N3) redundancy for dual WAN cards when
         plugged into slot W4; acts as redundant mate for Dual
         WAN cards, 8010xx, located in slots W1, W2 or W3.
         Plug-in modules on the redundant card must exactly
         match plug-in modules of cards to be backed up.  If
         card is placed in slot other than W4, it will function
         as an ordinary WAN card.
         CE Marked.
         Requires one 811, or 812 plug-in module
         GA
811      WAN Module, Line Interface Module for DSX/CEPT Termination,      $500  [**]
         CE Marked                                                                     [**]
         Used  with  8000,  8010 and 8814 WAN  cards to  provide  DSX or E1 line interface.  One 811 is required for each DSX (external CSU required) or
         E1 port. Maximum 2 modules per dual WAN card. For E1 operation,  module is manually jumpered to select either 75 Ohms or 120 Ohms termination.
         CE Marked.
         GA
81120    WAN Module, Line Interface Module for DSX/CEPT Termination,      $500  [**]
         CE Marked                                                                     [**]
         Used with 8000xx, 8010xx WAN cards to provide DSX or E1
         line interface.
         One 811xx is required for each DSX (external CSU
         required) or E1 port.  Maximum 2 modules per WAN card.
         For E1 operation, module is manually jumpered to select
         either 75 Ohms or 120 Ohms termination.
         NEBS compliant (see Marketing Note MN002_02) and CE
         Marked.
         GA
81130    WAN Module, Line Interface Module for DSX/CEPT Termination,      $500  [**]
         GR-1089                                                                       [**]
         Used with 8000xx, 8010xx and 8814xx WAN cards to
         provide DSX or E1 line interface.
         One 811xx is required for each DSX (external CSU
         required) or E1 port.  Maximum 2 modules per WAN card.
         For E1 operation, module is manually jumpered to select
         either 75
         GA
812      WAN Module, Line Interface Module for CSU Termination          $1,000  [**]
                                                                                       [**]
         Used with 8000, 8010 and 8814 WAN cards to provide CSU
         line interface.  Provides complete CSU functionality
         for T1 lines.
         One 812 is required for each CSU port (maximum 2 per
         dual WAN card).
         GA
81220    WAN Module, Line Interface Module for CSU Termination          $1,000  [**]
                                                                                       [**]
         Used with 8000,  8010 and 8814 WAN cards to provide CSU line interface.
         Provides complete CSU functionality for T1 lines. One 812xx is required for each CSU port (maximum 2 per dual WAN card).  NEBS  compliant  (see
         Marketing Note MN002_02) GA AvailabilityChange
81230    WAN Module, Line Interface Module for CSU Termination,         $1,000  [**]
         GR-1089                                                                       [**]
         Used with 8000xx, 8010xx and 8814xx WAN cards to
         provide CSU line interface.  Provides complete CSU
         functionality for T1 lines.
         One 812xx is required for each CSU port (maximum 2 per
         WAN card).
         NEBS compliant (see Marketing Note MN002_02) and
         GR-1089 compliant.
         GA
82030    WAN Module, 2 x 1168Kbps HDSL                                  $1,300  [**]
                                                                                       [**]
         The  82030 WAN  plug-in  module  is used  with the  801160  WAN card to provide 2 x E1 HDSL line  interfaces (= 1 E1 at 2.048 Mb/s).  One 82030 is required for each E1 HDSL port (maximum 2 ports per WAN card).  This module is based on the Adtran 2B1Q  interface  moule that is capable of transmission up to 18,000 feet over 26 Gauge  unshielded  twisted pair.
         The 801160/82030 HDSL solution is compatible with Paradyne 3365 NTU and
         Adtran  HDSL  NTU.  A  management  connectivity  channel  is  available
         (compatible with the Paradyne 3365 NTU).
         For 801160 HDSL WAN only.
         NPI - Contact Product Marketing for availability.
         New






05 - Voice Cards
8108     E&M/TO Card, 8-Port, 2-Wire, Aluminum Faceplate                $1,200  [**]
                                                                                       [**]
         Supports E&M types, I, II, IV and V.  Normal E&M,
         Transmission Only and E&MR2 modes are supported.  May
         be used with 8871xx ADPCM and 8300xx LBRV compression
         cards.
         GA
810860   E&M/TO Card, 8-Port, 2-Wire, Stainless Steel Faceplate         $1,200  [**]
                                                                                       [**]
         Stainless  steel  faceplate with ejector.  Supports E&M types I, II, IV and V. Normal E&M, Transmission Only and E&MR2 modes are supported. May be used with 8871xx ADPCM and 8300xx LBRV compression cards.
         GA
         Part Number Change
8119     E&M/TO Card, 8-Port, 4-Wire, Extended Range, Aluminum          $1,500  [**]
         Faceplate, CE Marked                                                          [**]
         Supports E&M types I, II, IV and V.  Normal E&M,
         Transmission Only and E&MR2 modes are supported.  May
         be used with8871xx ADPCM and 8300xx LBRV compression
         cards.
         Extrended TX TLP range is added to support dedicated
         4-wire modem applications - especially important for
         data transmission speeds of 19.2Kb/s or higher.
         CE Marked for TO mode only.
         GA
811960   E&M/TO Card, 8-Port, 4-Wire, Extended Range, Stainless Steel   $1,500  [**]
         Faceplate, CE Marked                                                          [**]
         Stainless steel faceplate with ejector.  Supports E&M
         types I, II, IV and V.  Normal E&M, Transmission Only
         and E&MR2 modes are supported.  May be used with
         8871xx  ADPCM and 8300xx LBRV compression cards.
         Extended TX TLP range is added to support dedicated
         4-wire modem applications - especially important for
         data transmission speeds of 19.2Kb/s or higher.
         CE Marked for TO mode only.
         GA
         Part Number Change
8125     FXS Card, 4-Port, 2-Wire, 600 Ohm, Aluminum Faceplate            $845  [**]
                                                                                       [**]
         Two wire interface, supporting signaling modes Foreign Exchange Station
         (connects to 2-way PBX trunk or key system),  Foreign Exchange Software
         Defined  Network  (emulates E & M for  connection to class 4 switches),
         PLAR  (point-to-point  un-switched),  DPO (1-way  trunks from PBS,  Key system or  telephone)  and SLC96  (Subscriber  Loop Carrier  96).  Type settings  include  variety of loop start and ground start options.  Use with 6--=Ohm termination facilities.  May be used with 8871xx ADPCM and
         8300xx LBRV compression cards.  Requires v3.2.y or higher CPU firmware.
         GA
8129     FXS Card, 8-Port, 2-Wire, 600 Ohm, Aluminum Faceplate          $1,300  [**]
                                                                                       [**]
         Two wire interface, supporting signaling modes Foreign Exchange Station
         (connects to 2-way PBX trunk or key system),  Foreign Exchange Software
         Defined  Network  (new  access  services,   with  wink  option),   PLAR
         (point-to-point unswitched), DPO (1-way way trunks from PBS, Key system or  telephone)  and SLC96  (Subscriber  Loop Carrier 96). Type settings include  variety  of loop  start and  ground  start  options.  Use with
         6--=Ohm  termination  facilities.  May be used  with  8871xx  ADPCM and
         8300xx LBRV compression cards. GA
812960   FXS Card, 8-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $1,300  [**]
                                                                                       [**]
         Two wire interface, supporting signaling modes Foreign Exchange Station
         (connects to 2-way PBX trunk or key system),  Foreign Exchange Software
         Defined  Network  (emulates E & M for  connection to class 4 switches),
         PLAR  (point-to-point  unswitched),  DPO (1-way  trunks  from PBS,  Key system or  telephone)  and SLC96  (Subscriber  Loop Carrier  96).  Type settings  include  variety of loop start and ground start options.  Use with 6--=Ohm termination  facilities.  Includes tower power setting for short loops.  May be used with 8871xx ADPCM and 8300xx LBRV compression cards. NPI - Contact Product Marketing for availability New
8139     FXO Card, 8-Port, 2-Wire, 600 Ohm, Aluminum Faceplate          $1,600  [**]
                                                                                       [**]
         Two wire interface, supporting signaling modes Foreign Exchange Station
         (connects to 2-way PBX trunk or key system),  Foreign Exchange Software
         Defined  Network (new access  services,  with wink option),  DPT (1-Way
         incoming   trunks  from  PBS,   Key  system  or   telephone)   and  MRD
         (point-to-point  unswitched).  Signal settings  include variety of loop start and ground start  options  plus R2. Use with 600-Ohm  termination facilities.  May be used with 8871xx ADPCM and 8300xx LBRV  compression cards. GA
813960   FXO Card, 8-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $1,600  [**]
                                                                                       [**]
         Two wire interface,  supporting signaling modes Foreign Exchange Office
         (connects to 2-way PBX trunk or key system),  Foreign Exchange Software
         Defined  Network  (emulates E & M connection to class 4 switches),  DPT
         (1-way  incoming  trunks  from PBX,  Key system or  telephone)  and MRD
         (point-to-point  unswitched).  Signal settings  include variety of loop start and ground start  options  plus R2. Use with 600-Ohm  termination facilities.  May be used with 8871xx ADPCM and 8300xx LBRV  compression cards.  Stainless steel  faceplate with ejector.  NPI - Contact Product
         Marketing for availability New





814960   FXS Card, 6-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $2,205  [**]
                                                                                       [**]
         This CBIS (Coin Box Interface  Station)  card is a 6-port,  2-wire card
         with  600Ohm  impedance.   A-Law  or  U-Law  codec  operation  is  soft
         selectable. Metering pulse types of reverse battery or HF Sine Wave are soft  selectable.  The sine wave  frequency can be set to 12 or 16 KHx.
         Supports  signaling modes Foreign Exchange  Station  (connects to 2-way
         PBX trunk or key system) and SLC96  (Subscriber  Loop Carrier 96). Type settings include variety of loop start and ground start options. May be used with 8871xx  ADPCM and 8300xx LBRV  compression  cards.  Stainless steel  faceplate  with ejector.  Operates with Host Firmware 4.1.2 only
         (requires 8802xx CPU). For Asia/Pacific;  not for use in USA or Europe.
         NPI - Contact Product Marketing for availability
815960   FXO Card, 8-Port, 2-Wire, 600 Ohm, Stainless Steel Faceplate   $3,120  [**]
                                                                                       [**]
         This CBIS (Coin Box Interface  Station)  card is a 6-port,  2-wire card
         with  600Ohm  impedance.   A-Law  or  U-Law  codec  operation  is  soft
         selectable. Metering pulse types of reverse battery or HF Sine Wave are soft  selectable.  The sine wave  frequency can be set to 12 or 16 KHx.
         Supports  signaling modes Foreign Exchange  Station  (connects to 2-way
         PBX trunk or key system),  Foreigh  Exchange  Software  Defined network
         (new access  services,  with wink option),  DPT (1-way  incoming trunks from PBS, Key system or telephon) and MRD (point-to-point  unswitched).
         Signal settings  include variety of loop start and ground start options plus R2.  May be used with  8871xx  ADPCM and 8300xx  LBRV  compression cards.  Stainless  steel  faceplate  with  ejector.  Operates with Host
         Firmware 4.1.2 only (requires  8802xx CPU). For  Asia/Pacific;  not for use in USA or Europe. NPI - Contact Product Marketing for availability

06 - Data Cards
8202     HSU Card, 2-Port, RS-530/V.35 Interface, Aluminum Faceplate    $1,450  [**]
                                                                                       [**]
         Two port High Speed Unit (HSU) for 56K, 64K and
         Nx56/64K data applications.  Supports 2 RS530/RS449 or
         V.35 data ports.  Can also support V.325 and RS232 data
         through the use of the appropriate personality
         modules.  DB25 connectors.
         GA
820260   HSU Card, 2-Port, RS-530/V.35 Interface, Stainless Steel       $1,450  [**]
         Faceplate, CE Marked                                                          [**]
         Two port High Speed Unit (HSU) for 56K, 64K and
         Nx56/64K data applications.  Supports 2 RS530/RS449 or
         V.35 data ports.  Can also support RS232 data through
         the use of the appropriate personality modules.  DB25F
         connectors.  Stainless steel faceplate with ejector.
         CE Marked.
         GA
820360   HSU Card, 2-Port, V.11 Interface, Stainless Steel Faceplate    $2,500  [**]
                                                                                       [**]
         Can be used to provide IMACS external main clock from a
         Nx56/64K port.  V.11/RS530 interfaces on DB25F
         connectors.  Also supports Nx56/64K extreme clock to
         IMACS.
         Stainless steel faceplate with ejector.
         Requires Host Firmware v4.2.0 on 8802xx CPU.
         GA
         Availability Change
8212     HSU Card, 2-Port, V.35 Interface, Aluminum Faceplate           $1,450  [**]    [**]
         Two port High Speed Unit (HSU) for 56K, 64K and Nx56/64K
         data applications.  True V.35 interface on DB25F connectors.
         GA
8213     HSU Card, 2-Port, RS-530/V.35,2 Dial Ports with                $1,950  [**]    [**]
         RS-366/V.25bis, Aluminum Faceplate
         High Speed Unit (SHU) for 56K, 64K and Nx56/64K data
         applications, Supports 2 RS530 or V.35 data ports;
         selection is made on a port-by-port basis using on-board
         switches.  Supports V.25bis and/or RX-366 dialing for
         switched data applications when used with 8840xx PRI Server
         Card.  RS-530 and "pseudo" V.35 interfaces on DB26F
         connectors.  RS-366 on DB15 connector.  Proprietary in-band performance monitoring system.
         GA
821260   HSU Card, 2-Port, V.35 Interface, Stainless Steel Faceplate    $1,450  [**]    [**]
         Two port High Speed Unit (HSU) for 56K, 64K and Nx56/64K
         data applications.  True V.35 interface on DB25F connectors.
         Stainless steel  faceplate with ejector.  Requires Host Firmware v4.5.x on 8802xx CPU.
         GA
         Part Number Change
821360   HSU Card, 2-Port with RS-530/V.35, 2 Dial Ports with           $1,950  [**]    [**]
         RS-366/V.25bis, Stainless Steel Faceplate
         High Speed Unit (HSU) for 56K, 64K and Nx56/64K data
         applications.  Supports 2 RS530 or V.35 data ports;
         selection is made on a port-by-port basis using on-board
         switches.  Supports V.25bis and/or RS-366 dialing for
         switched data applications when used wi
         GA
821460   HSU Card, 2-Port, V.35 Interface, Stainless Steel Faceplate,   $2,500  [**]    [**]
         CE Marked
         Provides true V.35 interfaces on DB26F connectors.  Ports
         may be configured for either trunk or user peripheral
         connection.  Also supports Nx56/64K extreme clock to IMACS.
         Stainless steel faceplate with ejector.  CE Marked.
         Requires Host Firmware v4.5.x on 8802xx CPU.
         GA
         Part Number Change
8215     HSU Card, 4-Port with RS-530/V.35, aluminum Faceplate          $2,500  [**]    [**]
         High Speed Unit (HSU) for 56K, 64K and Nx56/64K data
         applications.  The selection of RS530 or V.35 is made on a port-by port basis using on-board switches.  Can also
         support RS232 data at 56Kb/s through the use of the 1253
         Personality Module and 1240 cable adapter.
         GA
821560   HSU Card, 4-Port, RS-530/V.35 Interface, Stainless Steel       $2,500  [**]    [**]
         Faceplate, CE Marked
         High Speed Unit (HSU) for 56K, 64K, and Nx56/64K data
         applications.  The selection of RS530 or V.35 is made on a port-by-port basis using on-board switches.  Can also
         support RS232 data at 56Kb/s through the use of the 1253xx
         Personality Module and 1240 cable adapter.
         Stainless steel faceplate with ejector.
         CE Marked.
         GA
         Part Number Change
8220     SRU Card, 10-Port, RS-232C/V.24 Sync/Async Operation,          $2,400  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Supports synchronous and/or asynchronous data ports from
         300 bps to 38.4 Kbps.  Supports DSO-A, DSO-B, V.14 and X.50
         Division 3 subrate multiplexed with voice traffic on an
         ADPCM engine (up to 19.2 Kb/s data circuit in 24 Kb/s ADPCM channel).
         GA
822060   SRU Card, 10-Port, RS-232C/V.24 Sync/Async Operation,          $2,400  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Supports synchronous and/or asynchronous data ports from 300 bps to 38.4Kbps.  Supports DS0-A, DS0-B, V.14 and X.50
         Division 3 subrate multiplexing formats.  See Data Section in manual for aggregate input speed restrictions.  SRU card ports can also be multiplexed with voice traffic on an ADPCM engine (up to 19.2 Kb/s data circuit in 24 Kb/s ADPCM
         channel).
         Stainless steel faceplate with ejector.
         CE Marked.
         GA
         Part Number Change
8228     BnR Concentrator Card, SLIP-Based Management Concentration,    $3,600  [**]    [**]
         Aluminum Faceplate
         Provides concentration for time slots containing diagnostics from remote IMACS units. Multiplexes up to 8 Bit-7-Redundant
         (B7R) or B4R formatted data channels from up to 8 different
         DS0s onto a single, asynchronous channel at up to 38.4Kbps.
         Data on the aggregate channel is in SLIP format and the
         interface is RS232.
         This card is for concentration of IMACS diagnostics only.
         Reguies Host v3.2 or higher CPU firmware.  Host v4.1.2 or
         higher supports BnR oepratoin (n = 4 or 7); otherwise, only
         B7R operation.
         GA
8231     FRAD Card, 10-Port, RS-232, HDLC Sync/Async, Aluminum          $3,200  [**]    [**]
         Faceplate
         Frame Relay Assembler/Disassembler provides encapsulation
         for HDLC/SDLC or async ports up to 38.4Kbps.  This card
         concentrates up to 8 non-frame inputs into 2 frams data
         streams at 56 or 64 Kb/s.  Total of 10 ports may be assigned to input 9frad) or output (concentrator) ports based on
         configuraiotn guidelines (see manual).  Access to this card is via on-card RD-232 or through DS0-B over T1.
         Requires v.3.5 or higher CPU firmware (4.x or 5.x).
         GA
823160   FRAD Card, 10-Port, RS-232 Interface, HDLC and Async,          $3,200  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Frame Relay Assembler/Disassembler provides encapsulation
         for HDLC/SDLC  or Async ports up to 38.4Kbps.
         Transparent/Sync up to 38.4Kbps.  This card concentrates up to 8 non-frame inputs into 2 frame data streams at 56 or
         64Kbps.  Total of 10 ports may be assigned to input (FRAD)
         or output (concetrotor ports based on configuration
         guidelines (see manual).  Access to this card is via on-card
         RS-232 or through DS0-B over T1.
         Stainless steel faceplate with ejector.
         CE Marked
         Requires v.3.5 or higher CPU firmware (4.x or 5.x).
         GA
         Part Number Change
824160   OCU-DP Card, 5-Port, Stainless Steel Faceplate                 $3,500  [**]    [**]
         Allows provisioning of DDS services or consolidation of DSU traffic as DS0-A or DS0-B. Interfaces directly to DSU at
         speeds up to and including 64Kbps. Does not support BCH
         error correction, performance monitoring or operation in CSU mode (used only for b
         GA
824660   OCU-DP Card, 10-Port, Stainless Steel Faceplate                $6,500  [**]    [**]
         Allows provisioning of DDS services or consolidation of DSU traffic as DS0-A or DS0-B. Interfaces directly to DSU at
         speeds up to and including 64Kbps. Does not support BCH
         error correction, performance monitoring or operation in CSU mode (used only for back-to-back OCU-DP ports).  Each port may be connected to a DSU/.CSU operating at 64, 56, Switched
         56, 19.2, 9.6, 4.8 or 2.4 Kbps.
         Stainless steel faceplate with ejector.
         Requires v.3.6 or higher CPU firmware (4.x or 5.x).
         GA
         Part Number Change
8247     OCU-DP Card, 5-Port, Expandable to 10-Port, Aluminum           $3,500  [**]    [**]
         Faceplate
         Allows provisioning of DDS services or consolidation of DSU traffic. Expandable to 10 ports via 845 OCU-DP plug-in
         module.  Interfaces directly to DSU at speeds up to and
         including 64Kbps. Does not support BCH error correction,
         performance monitoring or operation in CSU mode.  Each port may be connected to a DSU/.CSU operating at 64, 56, Switched
         56, 19.2, 9.6, 4.8 or 2.4 Kbps.
         Requires -48VDC.  Requires v.3.4.1 or higher CPU firmware
         (4.x or 5.x).
         GA





8249     OCU-DP Card, 2-Port, with Error Correction, Aluminum           $1,850  [**]    [**]
         Faceplate
         Provides interface for provisioning of DDS services or
         consolidation of DSU traffic.  Supports DS0-A or DS0-B
         sub-rate, 56K, 64K and Switched 56K DDS.  Support BCH error correction, performance monitoring or operation in CSU
         mode.  Secondary channel operation can be enabled if
         desired.  Optional error correction for inter-IMACS circuits.
         Requires DC main power supply of -48 VDC converter.
         GA
8254     DSO-DP Card, 4-port Co/Contra-Directional Selectable,          $2,450  [**]    [**]
         Stainless Steel Faceplate
         Provides 4 ports of DSO-DP or G.703 64K.  For G.703, clock can be selected to be co- or contra-directional.
         GA
825460   DSO-DP Card, 4-Port  Co/Contra-Directional Selectable,         $2,450  [**]    [**]
         Stainless Steel Faceplate
         Provides 4 ports of DSO-DP or G.703 64K.  For G.703, clock can be selected to be co- or contra-directional.
         Stainless steel faceplate with ejector.
         NPI - Contact Product Marketing for availability.
         New
8260     BRI "U" Card, 8-Port, 2-Wire, Aluminum Faceplate               $4,500  [**]    [**]
         Provide 8 ports of 2-wire 2B1Q interface via a single
         RJ27K9F) (50 pin amp) connector.  Adheres to 2 B+D format.
         Supports external timing.  Can be used to support NTUs for
         ------------------------
         dedicated operation or for connection to BRI "U" interface devices.
         Commonly used for BRI Terminal Extension.
         Requires v3.2 or higher CPU firmware.
         Remote NTU management only supported in Host Release v4.2x and v3.6x (require 8802xx CPU)
         GA
         Description Change
826060   BRI "U" Card, 8-Port, 2-Wire, Stainless Steel Faceplate, CE    $4,500  [**]    [**]
         Marked
         Provides 8 ports of 2-wire 2B1Q interface via a single
         RJ27X(F) (50 pin amp) connector.  Adheres to 2B+D format.
         Supports external timing (in Host Release 3.6).  Can be used
         ------------------------
         to support NTUs for dedicated operation or for connection to
         BRI "U" interface devices.  Commonly used for BRI Terminal
         Extension.
         Stainless steel faceplate with ejector.
         CE Marked.
         Requires v3.2 or higher CPU firmware.
         Remote NTU management only supported in Host Release v4.2x and v3.6x (requires 8802xx CPU).
         GA
         Part Number Change
8261     BRI "U" Card, 8-Port, 2-Wire, with Sealing Current, Aluminum   $4,850  [**]    [**]
         Faceplate, CE Marked
         Provides 8 ports of 2-wire 2B1Q interface via a single
         RJ27X(F) (50 pin amp) connector.  Adheres to 2B+D format.
         Supports external timing (in Host Release 3.6).  Can be used
         ------------------------
         to support NTUs for dedicated operation or for connection to
         BRI "U" interface devices.  Commonly used for BRI Terminal
         Extension.  Provides sealing (or wetting) current, 7.5mA or
         15mA (jumper stelectable).
         CE Marked.
         Requires DC main power supply OR -48 VDC converter.
         Requires v3.2 or higher CPU firmware.
         Remote NTU management only supported in Host Release v4.2x and v3.6x (requires 8802xx CPU).
         GA
         Description Change
826070   BRI "U" Card, 8-Port, 2-Wire, Stainless Steel Faceplate, CE    $4,500  [**]    [**]
         Marked
         Provides 8 ports of 2-wire 2B1Q interface via a single
         RJ27X(F) (50 pin amp) connector.  Adheres to 2B+D format.
         Supports external timing (in Host Release 3.6).  Can be
         used to support NTUs for dedicated operation or for
         connection to BRI "U" interface d
826160   BRI "U" Card, 8-Port, 2-Wire, with Sealing Current,            $4,850  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Provides 8 ports of 2-wire 2B1Q interface via a single
         RJ27X(F) (50 pin amp) connector.  Adheres to 2B+D format.
         Supports external timing.  Can be used to support NTUs for dedicated operation or for connection to BRI "U" interface devices.  Commonly used for BRI Terminal Extension.
         Provides sealing (or wetting) current, 7.5mA or 15mA (jumper selectable).
         Stainless steel faceplate with ejector.
         CE Marked.
         Requires DC main power supply OR -48 VDC converter.
         Requires v3.2 or higher CPU firmware.
         Remote NTU management only supported in Host Release v4.2x and v3.6x (requires 8802xx CPU).
         GA
         Description Change
826170   BRI "U" Card, 8-Port, 2-Wire, with Sealing Current,            $4,850  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Provides 8 ports of 2-wire 2B1Q interface via a single
         RJ27X(F) (50 pin amp) connector.  Adheres to 2B+D format.
         Supports external timing.  Can be used to support NTUs for dedicated operation or for connection to BRI "U" interface devices.  Commonly used
826260   BRI "S/T" Card, 8-Port, 4-Wire, Stainless Steel Faceplate,  $4,500 [**]
         [**] CE Marked  Provides 8 ports with 4-wire  ISDN BRI "S/T"  interface via a single RJ27X(F) (50 pin amp)  connector.  Adheres to 2B+D format.
         Provides TE, NT1 and NT2  emulation.  Commonly  used to provide  remote extension  of  four-wire  BRI CPE  devices  from an ISDN PBX.  Requires external power  connection  (-48V DC) if more than 3 cards installed in
         IMACS chassis (special cable required).  Stainless steel faceplate with ejector.  CE Marked.  Requires  Host Release v4.2x and v3.6x (on 8802xx
         CPU). GA Part Number Changed





826270   BRI "S/T" Card, 8-Port, 4-Wire, External Timing Support,       $4,500  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Provides 8 ports with 4-wire  ISDN BRI "S/T"  interface via a single RJ27X(F) (50 pin amp) connector.  Supports external timing.  Adheres to 2B+D format.  Provides TE, NT1 and NT2 emulation. Commonly used to provide remote extension of
         four-wire BRI CPE devices from an ISDN PBS.  Requires
         external power connection (-48V DC) if more than 3 cards
         installed in IMACS chassis (special cable required).
         Stainless steel faceplate with ejector.
         CE Marked.
         Required Host Release v4.2x and v3.6x (on 8802xx CPU).
         NPI - Contact Product Marketing for availability.
         New
845      OCU-DP Module, 5-Port Expansion                                $3,000  [**]    [**]
         Expansion card for installation on 8247.  Provides 5
         additional ports of OCU-DP interface for provisioning of DDS services of consolidation of DSU traffic.  Port operation as per 8247 card.  Installation activates 5 data ports that are disabled on the 8247.
         Requires v3.4.1 or higher CPU firmware.
         Requires DC main power supply OR -48V DC converter.
         GA
07 - Communications Server Cards
830060   DSP Server Card, 8-Port, Stainless Steel Faceplate             $6,000  [**]    [**]
         Consists of 68360 central processor.  First application for the DSP card is A-CELP (G.729) voice compression.  The DSP
         Card occupies a User card slot and takes voice traffic from either the WAN or User Bus.  DSP card output = 3 composite
         HDLC links at 64, 128 or 192 Kbps.  Links may be routed
         directly wo WAN cards or the Frame Relay Server.
         Stainless steel faceplate with ejector.
         Requires 66100 or 66600 LBRV firmware (must be ordered
         separately).
         Requires v4.5.x or 5.x.y CPU firmware.
         GA
         Part Number Change
8840A    ISDN PRI Server Card, 1 PRI Channel, Plastic Faceplate, CE     $2,500  [**]    [**]
         Marked
         ISDN PRI Server Card for use with HSU cards, providing
         switched data applications across a network facing WAN
         interface.  Supports 1 PRI D channel only.  Signaling may be selected from Fujitsu Fetex, ATT 4ESS, ATT 5ESS, DMS-100,
         DMS-250, National ISDN II, DPNSS, DASS2 and NET5.  Use when
         IMACS requires signal PRI channel, facing the network.
         CE Marked.
         GA
8840B    ISDN PRI Server Card, 2 PRI Channels, Plastic Faceplate, CE    $4,500  [**]    [**]
         Marked
         ISDN PRI Server Card for use with both HSU and E1/T1 (WAN )
         User interfaces, providing switched data applications across a network facing WAN interface.  Simultaneously supports 2
         PRI D channels - may be configured for User or Network
         facing.  Signaling may be selected from Fujitsu Fetex, ATT
         4ESS, ATT 5ESS, DMS-100, DMS-250, National ISDN II, DPNSS,
         DASS2 and NET5.  Can also be used to inter-work PRI services from 2 different carriers.
         CE Marked.
         GA
8840C    ISDN PRI Server Card, 8 PRI Channels, Plastic Faceplate, CE    $6,500  [**]    [**]
         Marked
         ISDN PRI Server Card for use with both HSU and E1/T1 (WAN )
         User interfaces, providing switched data applications across a network facing WAN interface.  Simultaneously supports 8
         PRI D channels - may be configured for User or Network
         facing.  Signaling may be selected from Fujitsu Fetex, ATT
         4ESS, ATT 5ESS, DMS-100, DMS-250, National ISDN II, DPNSS,
         DASS2 and NET5.  Can also be used to inter-work PRI services from 2 different carriers.
         CE Marked.
         Requires v.5.x.y CPU firmware.
         GA
8871     ACPCM Server Card, Supports 40, 32, or 24 Kb/s ADPCM           $6,300  [**]    [**]
         The 8817 has 32 pairs, of voice compression engines that
         will accept input directly from voice, SRU, BRI or WAN
         cards.  The sum of compression rates for each engine must
         equal 64 Kb/s.  Selectable compression rates include 40, 32, or 24 Kb/s with the latter not supporting DTMF, FAX or Modem tones (see data sheet for full specification).  The 24 Kb/s option can transport SRU data up to 19.2 Kb/s.  This model supports 1:1 or 1: 2 redundancy.  Maximum of 2 active 8871xx
         ADPCM Servers (plus 1 redundant) per IMACS.  ADPCM coding to
         G.721/726 with transition signaling to ANSI T1.302 - 1989.
         Requires 8801xx or 8802xx CPU.
         GA
887120   ACPCM Server Card, Supports 40, 32, or 24 Kb/s ADPCM, Steel    $6,300  [**]    [**]
         Faceplate, CE Marked
         The 8817120 has 32 pairs, of voice compression engines that will accept input directly from voice, SRU, BRI or WAN
         cards.  The sum of compression rates for each engine must
         equal 64 Kb/s.  Selectable compression rates include 40, 32, or 24 Kb/s with the latter not supporting DTMF, FAX or Modem tones (see data sheet for full specification).  The 24 Kb/s option can transport SRU data up to 19.2 Kb/s.  This model supports 1:1 or 1: 2 redundancy.  Maximum of 2 active 8871xx
         ADPCM Servers (plus 1 redundant) per IMACS.  ADPCM coding to
         G.721/726 with transition signaling to ANSI T1.302 - 1989.
         Steel faceplate with ejector, CE Marked. Requires 8801xx or 8802xx CPU.
         GA
887160   ADPCM Server Card, Supports 40, 32 or 24Kb/s ADPCM,            $6,300  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         The 887120 has 32 pairs of voice compression engines that
         will accept input directly from voice, SRU, BRI or WAN
         cards.  The sum of compression rates for each engine must
         equal 64Kb/s.  Selectable compression rates include 40, 32 or 24Kb/s with the latter





8880     Inverse Mux Server Card, 4 Channels, Plastic Faceplate, with   $4,500  [**]    [**]
         BONDING modes 0 and 1
         Works in conjunction with 1 of the ISDN PRI Server cards
         (8840 A, B or C) to provide Nx56K, Nx64K or Nx384K (H0)
         Inverse Multiplexed calls.  Supports BONDING modes 0 or 1.
         Up to 4 simultaneous IMUX connections per card are
         supported.
         Requires Host v3.2 or higher CPU firmware.
         GA

08 - ACS Cards
881160   ACS Card, Base, Advanced Communication Server, 68 Ports,       $4,500  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Base  platform  for  advanced  server  applications.  ACS  variants are availabe  with or  without  child  module  options.  The base  platform supports 4 high speed ports (each port max speed = 2Mb/s, max aggregate bandwidth  = 4Mb/s) & 64 low speed ports (each port max speed = 64Kb/s, ports  may be  concatenated  for N x 64K  operation).  Stainless  steel faceplate  with  ejector.  Card is  characterized  through  addition of
         Server Firmware (must be ordered separately). See Section 1, Category 9 for options. CE Marked.

         Refer to Server firmware requirement.
         GA
         Part Number Change
881360   ACS Card, Advanced Communication Server, 132 Ports,            $5,000  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         The 881360 is comprised of the 881160 with additional expansion child card (not available separately).
         Card is characterized through addition of 63xxx Server Firmware (must be ordered separately).
         Stainless steel faceplate with ejector.
         Requires v4.2x or 5.x.y Host CPU firmware.
         GA
         Availability Change
882060   ACS Card, DS3, Advanced Communication Server, Stainless        $5,000  [**]    [**]
         Steel Faceplate
         The 882060 ACS Card is comprised  of the base 881160 ACS platform  with additional ATM child module (not available  separately).  The ATM child card includes ATM  Segmentation  and Re-assembly  (SAR) processor and a
         DS3  interface  (BNC  connectors).   In  addition  a  10baseT  ethernet
         connector  is  provided  for   wirespeed   LAN   extension.   Full  ATM
         specification  is provided as separate  documentation  contract Account
         Manager.  Card  is  characterized  through  addition  of  64xxx  Server
         Firmware (must be ordered  separately).  Stainless steel faceplate with ejector.  Require  v4.3.x or 5.x.y Host CPU firmware.  GA  Availability
         Change

09 - Server Firmware
62150    FR Firmware, Frame Relay Server Firmware for ACS Card          $2,000  [**]    [**]
         Provides encapsulation FRAD function for SDLC/HDLC data and concentration of frame relay circuits.  All inputs to Frame
         Relay Server must be at 56, 64, or Nx56/64K data rates.
         Input ports may be V.35, EIA-530, DDS 56/64K, 2B1Q,
         fractional T1/E1 or time slot from 8231xx FRAD card.
         Concentrated outputs may be V.35, EIA-530 or Fractional
         T1/E1.
         Requires 881120 ACS (must be ordered separately).
         Requires v4.1.x, 4.4.x, 4.5.x or 5.x.y CPU firmware.
         GA
         Price Change
62160    FR Firmware, Frame Relay Server Firmware for ACS Card          $2,000  [**]    [**]
         Provides encapsulation FRAD function for SDLC/HDLC data and concentration of frame relay circuits, with improved
                                                     --------
         congestion management.  All inputs to Frame Relay Server
         ---------------------
         must be at 56, 64 or Nx56/64K data rates.  Input ports may be V.35, EIA-530, DDS 56/64K, 2B1Q, fractional T1/E1 or time slot from 8231xx FRAD cards.  Concentrated outputs may be
         V.35, EIA-530 or Fractional T1/E1.
         Latest release of FR Firmware.
         Requires 881120 ACS (must be ordered separately).
         Requires v4.1.x, 4.4.x, 4.5.x or 5.x.y CPU firmware.
         GA
         New
63100    MCC Firmware, Management Communications Concentrator           $4,000  [**]    [**]
         Firmware for ACS Card
         Allows up to 128 IP management channels to be concentrated onto a single ethernet link, providing the means to manage a large network of IMACS products from a single location using
         IP techniques.  Provides IP connectivity to up to 131 remote
         IMACS units. Local connectivity to the MCC is provided
         through the on-board 10BaseT Ethernet connector.

         Requires 881320 ACS (must be ordered separately).
         Requires v4.2.x or 5.x.y CPU firmware.
         GA
         Availability Change





63110    MCC Firmware, Management Communications Concentrator           $4,000  [**]    [**]
         Firmware for ACS Card
         Allows up to 128 IP management channels to be concentrated onto a single ethernet link, providing the means to manage a large network of IMACS products from a single location using
         IP techniques.  Provides IP connectivity to up to 131 remote
         IMACS units.  Local connectivity to the MCC is provided
         through the on-baord 10BasedT Ethernet connector.
         Latest release of MCC Firmware.
         Requires 881320 ACS (must be ordered separately).
         Requires v4.2.x or 5.x.y CPU firmware.

         NPI - Contact Product Marketing for availability.
         New
64110    ATM Firmware, Asynchronous Transfer Mode Concentrator          $3,500  [**]    [**]
         Firmware for ACS Card
         The ATM Concentrator is an application running on the
         Advanced Communication Server, providing a DS3 or OC-3/STM-1
         ATM port. It supports both constant bit rate and variable
         bit rate applications and offers connectivity from WAN, HSU, analog voice, FRAD and BRI.  Additional information is
         available in the 4.3.1 Product Release Abstract.
         Latest release of ATM Firmware.
         Requires 882020 ACS (must be ordered separately).
         Requires v4.3.x, or 5.x.y CPU firmware.

         GA
         Price Change
65100    BRI/PRI Firmware, ISDN BRI to PRI Server Firmware for ACS      $5,000  [**]    [**]
         Card
         Provides inter-working between NET3 based BRI and NET5 based
         PRI.  Fixed timeslot mapping only in this release.  Uses
         standard 8260xx or 8261xx based BRI card for BRI interface.
         PRI software is provided by 65100; an 8840xx based PRI
         Server Card is not required.  Additional information is
         available in the 4.4.0 Product Release Abstract.
         Requires 881120 ACS (must be ordered separately).
         Require v4.4.x or v5.x.y CPU firmware.
         CI - Contact Product Marketing for availability.
         Availability Change
66100    A-CELP Firmware, LBRV Voice Compression Frimware for DSP Card    $500  [**]    [**]
         Required for each DSP card used as LBRV compression card.
         Each DSP card with 66600 firmware will perform voice
         compression to 8 Kb/s (G.729) for up to 8 channels of PCM
         voice originating on WAN card time slots or analog voice
         cards.
         Supports fax recognition and trunk conditioning.
         Requires 830020 DSP Card (must be ordered separately).
         Require v5.x.y CPU.
         GA
66600    A-CELP Firmware, LBRV Voice Compression Firmware for DSP Card    $500  [**]    [**]
         Required for each DSP card used as LBRV compression card.
         Each DSP card with 66600 firmware will perform voice
         compression to 8 Kb/s (G.729) for up to 8 channels of PCM
         voice originating on WAN card time slots or analog voice
         cards.
         Supports fax recognition and trunk conditioning.
         Requires 830020 DSP Card (must be ordered separately).
         Require v5.x.y CPU.
         NPI - Contact Product Marketing for availability.
         New
67100    IP Firmware, Internet Protocol Firmware for ACS Card           $2,000  [**]    [**]
         Provides routing of ethernet IP traffic using Frame Relay
         encapsulation (RFC 1490) over a maximum of 128 Frame Relay
         PVCs (3 physical ports).  ARP, RIP, and Inverse ARP are used as routing protocols.  Frame Relay output may be V.35,
         EIA-530, fractional T1

10 - Other Hardware
8401     External Alarms Card, 4-Port, 4 Inputs & 4 Outputs, Aluminum     $500  [**]    [**]
         Faceplate
         Supports 4 outbound switches and 4 inbound sensors.  The
         outbound switches are used to report internal alarms to
         external devices by triggering form-C contact closures (on
         Major or Minor alarms).  Triggering may be on opening or
         closure of the contact.  The inbound sensors are used to
         bring foreign alarm indications into the system.  External alarms reported by a sensor are listed in the IMACS alarm
         history files.
         Requires -48V power source within IMACS (8902 or 8901 with
         8903 or 8905 voltage converter).
         GA
840160   External Alarms Card, 4-Port, 4 Inputs & 4 Outputs,              $500  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Supports four outbound switches and four inbound sensors.
         The outbound switches are used to report internal alarms to external devices by triggering form-C contact closures (on
         Major or Minor alarms).  Triggering may be on opening or
         closure of the contact.  The inbound sensors are used to
         bring foreign alarm indications into the system.  External alarms reported by a sensor are listed in the IMACS alarm
         history file.
         Stainless steel faceplate with ejector.
         CE marked.
         Requires -48V power source within IMACS (8902 or 8901 with
         8903 or 8905 voltage converter).
         GA
         Part Number Change





8402     External Alarms Card, 3-Port, Power Fail Alarm, Aluminum         $500  [**]    [**]
         Faceplate
         Supports 3 outbound and 3 inbound sensors.  Card performance is identical to the 8401 External Alarm Card, except that
         the fourth alarm port on the 840220 can only bu used as an outbound alarm to show if the system power fails.
         Stainless steel faceplate with ejector.
         CE Marked
         Requires -48V power source within IMACS (8902 or 8901 with
         8903 or 8905 voltage converter).
         GA
         Part Number Change
840260   External Alarms Card, 3-Port, Power Fail Alarm, Stainless        $500  [**]    [**]
         Steel Faceplate, CE Marked
         Supports 3 outbound and 3 inbound sensors.  Card performance is identical to the 8401 External Alarm Card, except that
         the fourth alarm port on the 840220 can only be used as an outbound alarm to show if the system power fails.
         Stainless steel faceplate with ejector.
         CE Marked.
         Requires -48V power source within IMACS (8902 or 8901 with 8903 or 8905 voltage converter).
         GA
         Part Number Change
840360   External Alarms Card, 28-Port, 28 Inputs & 14 Outputs,         $1,850  [**]    [**]
         Stainless Steel Faceplate, CE Marked
         Supports 28 external alarm inputs and 14 external alarm
         outputs.  Inputs are individually selectable for active or passive mode.  Input sensors may sense open or close of
         contact.  Sensed alarms may be handled internally as Major or Minor.  Input alarms may drive alarm outputs.  Of the 14 alarm outputs, 1 closes on loss of system power.  The 840320 includes on-board buzzer for local audible alarm and a
         single FXS connection for PLAR operation between central and remote sites.
         Stainless steel faceplate with ejector.
         CE Marked.
         Requires -48V power source within IMACS (8902 or 8901 with
         8903 or 8905 voltage converter).
         GA
         Price Change

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

400      Streamline, Basic Component Package, T1, AC Power Supply       $3,095  [**]    [**]
         Includes:
         1- 491530 (Chassis with installation kit)
         1-480060 (CPU  control card)
         1-401060 (WAN card)
         1-490100 (Power Supply, AC)
         NPI - Contact Product Marketing for availability
         New

401      StreamLine, DV Package, T1, AC Power Suply                     $3,495  [**]    [**]
         Includes:
         1- 491530 (Chassis with installation kit)
         1-480060 (CPU  control card)
         1-401060 (WAN card)
         1-490100 (Power Supply, AC)
         1-820260 (HSU card, 2-port w/ RS-530/V.35 interface,
         stainless steel faceplate)
         Optional Voice Card(s) must be ordered separately. See Section 1, IMACS
         Voice Cards for product description NPI - Contact Product Marketing for availability New

402      StreamLine, BRI Package, T1, AC Power Suply                    $5,995  [**]    [**]
         Includes:
         1- 491530 (Chassis with installation kit)
         1-480060 (CPU  control card)
         1-401060 (WAN card)
         1-490100 (Power Supply, AC)
         1-826060 (BRI "U" card,  8-port,  2-wire,  stainless  steel  faceplate)
         Optional Voice Card(s) must be ordered separately. See Section 1, IMACS
         Voice Cards for product description NPI - Contact Product Marketing for availability New






02 - Common Equipment
401060   StreamLine WAN Card, T1, Stainless Steel Faceplate             $2,200  [**]    [**]
         StreamLine WAN has built-in interface to support 1 T1 for
         network connection and a DS1 for local connection.  Has RJ48
         T1 port (CSU) and RJ48 DSX port for local drop and insert.
         Can connect to both simultaneously for up to 24 channels.
         WAN redundancy is not supported.
         Stainless steel faceplate with ejector.
         For use only in StreamLine system.
         NPI - Contact Product Marketing for availability
         New
480060   StreamLine CPU Card, 1 T1, Stainless Steel Faceplate           $1,900  [**]    [**]
         StreamLine CPU supports 2 T1 line interfaces.  Has
         node/alarm port, VT100 termination port, and computer port
         (PPP/SLIP/Printer).  Operates in termination and/or
         drop-and-insert mode.  Has built-in TCP/IP/SNMP feature.
         Redundant CPU operation is not supported.
         Stainless steel faceplate with ejector.
         CPU host firmware (StreamLine 1.x) is included.
         For use only StreamLine system.
         NPI - Contact Product Marketing for availability
         New
490100   SteamLine Combination AC Power Supply, Converter and Ring      $1,000  [**]    [**]
         Generator, 120V/240VAC
         Combination Power Supply Card for StreamLine uses
         120V/240VAC, 50-60Hz input to provide +5V, +12V, 45W output
                                               -    -
         to operate all system card; -48V, 50W for  the talk battery of voice cards, and a ringing voltage.  Redundancy is not
         supported.
         For use only StreamLine system.
         NPI - Contact Product Marketing for availability
         New
490160   StreamLine Combination AC Power Supply, Converter and Ring     $1,000  [**]    [**]
         Generator, 120/240VAC
         Combination Power Supply Card for StreamLine uses
         120V/240VAC, 50-60Hz input to provide +5V, +12V, 45W output to operate all system card; -48V, 50W for the talk battery of voice cards, and a ringing voltage.  Redundancy is not
         supported.
491530   StreamLine Chassis with Installation Kit, Steel Chassis,         $700  [**]    [**]
         Front Loading, Steel Card Guides
         Steel chassis, front loading, 8 1/4" wide, new "V" steel
         card guides; with installation kit.  Can sit on desktop, or mount on wall or in rack.  Provides one slot each for
         special CPU, WAN, and Power Supply Cards, plus 4 User slots for voice and data applications.  Supports all IMACS User
         Cards with metal faceplates.  AC input.  All system
         components load from front.
         Redundancy is not supported.
         For use only in StreamLine system.
         NPI - Contact Product Marketing for availability
         New

Section 3: EMS
01 - EMS Software
70100-1  EMS, v4.1.1, User License Package                              $5,000  [**]    [**]
         Package of 5 user licenses required for 5 simultaneous users of EMS v4.1.1.
         Requires 70105-04 EMS Complete software.
         GA
70105-04 EMS Complete, v4.1.1, for SUN Solaris 2.x for x86 and SPARC            [**]    [**]
                                                                        $20,000
         Package of EMS Complete software with 5 user licenses.
         GA

Section 4: Miscellaneous Products and Services
01 - Cables and Accessories
1106     Adapter, RJ48(F) to 2 BNC(F)                                     $171  [**]    [**]
         The 1106 adapter is typically used to connect a balanced E1 circuit to an Interface Card.  Limited to 1 pair of BNC
         connectors, it may be better to order the 1183 or 1184
         Interface Panel for higher density connectivity.
         GA
1114CX   Cable, 5-ft RJ48(M) to DB25(F) Cross-Over                         $57  [**]    [**]
         This cable is used to connect an external clocking source to the 8220xx SRU Card.
         GA
1114F    Cable, 5-ft RJ48(M) to DB25(F) Straight-Thru                      $49  [**]    [**]
         This cable is used to connect RS232 DTE to the 8220xx SRU
         Card.
         GA
1114M    Cable, 5-ft RJ48(M) to DB25(M) Straight-Thru                      $49  [**]    [**]
         This cable is used to connect RS232 DTE to the 8220xx SRU
         Card.
         GA
1114X    Cable, 5-ft RJ48(M) to DB25(M) Cross-Over                         $49  [**]    [**]
         This cable is used to connect RS232 DCE to the 8220xx SRU
         Card.
         GA
1118     Cable, 25-ft RJ48(M) to RJ48(M) Silver-Satin                      $97  [**]    [**]
         This cable is used to connect DDS DSU/CSU to 8247xx, 8249xx
         OCU-DP cards.
         GA





1121     Connector Block, 50-Pin Amphenol (F) to 2 x RJ48 (F) Adapter     $171  [**]    [**]
         (with Test Jacks)
         The 1121 adapter is used to connect T1/E1 links to the
         8920xx, 8921xx, 8922xx, 8923xx Interface Card.  For higher density connectivity, select the 1181.  Consult the Premisys
         Cable and Equipment Guide for more details.
         GA
1181     Connector Block, T1 Distribution Panel, 50-Pin Amphenol (F)      $257  [**]    [**]
         to 8 x RJ48 (F) Adapter (with Test Jacks)
         The 1181 is used to connect up to 8 T1s to the 8920xx,
         8921xx, 8922xx, 8923xx Interface Card.  Consult the Premisys
         Cable and Equipment Guide for more details.
         GA
1183     Connector Block  (With Premisys Logo), E1 Distribution           $750  [**]    [**]
         Panel, 50-Pin Amphenol (F) to 16 x BNC (F) Adapter (with
         Test Jacks), CE Marked
         Contains Premisys logo.  Provides 8 pairs of BNC(F)
         connectors for connecting up to 8 E1 trunks to an 8920xx,
         8921xx, 8922xx, 8923xx Interface Card.  Includes 50-pin (M)
         to (M) Amp cable and is suitable for 8916 IMACS 600 chassis only.  Mounts in place of PSU cover panel.  Includes
         switch-selectable grounding options.
         CE Marked.
         GA
118301   Connector Block (Without Premisys Logo), E1 Distribution         $750  [**]    [**]
         Panel, 50-Pin Amphenol (F) to 16 x BNC (F) Adapter (with
         Test Jacks), CE Marked
         Does not contain Premisys logo.  Provides 8 pairs of BNC(F)
         connectors for connecting up to 8 E1 trunks to an 8920xx,
         8921xx, 8922xx, 8923xx Interface Card.  Includes 50-pin (M)
         to (M) Amp cable and is suitable for 8916 IMACS 600 chassis only.  Mounts in place of PSU cover panel.  Includes
         switch-selectable grounding options.
         CE Marked.
         GA
         New
118320   Connector Block (Without Premisys Logo), E1 Distribution         $750  [**]    [**]
         Panel, 50-Pin Amphenol (F) to 16 x BNC (F) Adapter (with
         Test Jacks), CE Marked
         Does not contain Premisys logo.  Provides 8 pairs of BNC(F)
         connectors for connecting up to 8 E1 trunks to an 8920xx,
         8921xx, 8922xx, 8923xx Interface Card.  Includes 50-pin (M)
         to (M) Amp cable and is suitable for 891620 IMACS 600
         chassis only.  Mounts in place of PSU cover panel.  Includes sweitch-selectable grounding options.
         CE Marked.
         CI - Contact Product Marketing for availability
         Availability Change
1184     Connector Block, E1 Distribution Panel, 50-Pin Amphenol (F)      $750  [**]    [**]
         to 16 x BNC (F) Adapter (with Test Jacks), CE Marked
         Does not contains Premisys logo.  Provides 8 pairs of BNC(F)
         connectors for connecting up to 8 E1 trunks to an 8920xx,
         8921xx, 8922xx, 8923xx Interface Card.  Includes 50-pin (M)
         to (M) Amp cable and is suitable for 8918xx IMACS 800
         chassis only.  Mounts in place of PSU cover panel.  Includes sweitch-selectable grounding options.
         CE Marked.
         GA
1201F    Cable, 15-ft DB9(M) to DB25(F) Straight-Thru                      $51  [**]    [**]
         For use with IF cards prior to REV C0.  The 1201F cable is used to connect the DB9F DCE computer port on the Interface
         Card to a DB25F DTE port on Premisys EMS or other external system.
         GA
1201M    Cable, 15-ft DB9(M) to DB25(M) Straight-Thru                      $51  [**]    [**]
         For use with IF cards prior to REV C0. The 1201M cable
         connects the DB9F DCE computer port on the Interface card
         to a DB25F DTE port on Premisys EMS or other external
         system.
         GA
1202F    Cable, 15-ft DB9(F) to DB25(F) Cross-Over $51 [**] [**] For use with IF cards at REV C0 or higher.  The 1202F cable  connects DB9M DTE computer port on the  Interface  Card to the DB25M DTE port on  Premisys  EMS or other external system.
         GA
1202M    Cable, 15-ft DB9(F) to DB25(M) Cross-Over $51 [**] [**] For use with IF cards at REV C0 or higher.  The 1202F cable  connects DB9M DTE computer port on the  Interface  Card to the DB25F DTE port on  Premisys  EMS or other external system.
         GA
1203F    Cable,  5-ft  DB25(M) to M34(F)  Straight-Thru  V.35 $100 [**] [**] The
         1203F cable is used to connect V.35 DTE to HSU cards.
         GA
1203M    Cable,  5-ft  DB25(M) to M34(M)  Straight-Thru  V.35 $100 [**] [**] The
         1203M cable is used to connect V.35 DTE to HSU cards.
         GA
1203X    Cable,  5-ft DB25(M) to M34(M) Cross-Over V.35 $100 [**] [**] The 1203X
         cable is used to connect V.35 DCE to HSU cards.
         GA
1204F    Cable, 5-ft DB25(M) to DB25(F) RS530 Straight-Thru                $63  [**]    [**]
         The 1204F cable is used to connect RS530 (or RS232 using 1252 module) DTE to the
         8202xx (2 port) HSU card.
         GA
1204M    Cable, 5-ft DB25(M) to DB25(M) RS530 Straight-Thru                $63  [**]    [**]
         The 1204M cable is used to connect RS530 (or RS232 using 1252 module) DTE to the
         8202xx (2 port) HSU card.
         GA
1204X    Cable, 5-ft DB25(M) to DB25(M) RS530 Cross-Over                   $63  [**]    [**]
         The 1204X cable is used to connect RS530 (or RS232 using 1252 module) DCE to the
         8202xx (2 port) HSU card.
         GA





1206F    Cable, 5-ft DB15(M) to DB25(F) RS366 Straight-Thru                $71  [**]    [**]
         The 1206F cable is used to connect RS366 Automatic Calling
         Equipment to HSU ports.
         GA
1207     Cable, 6-ft 3 Amphenol (M) to 4 Amphenol (M)                     $200  [**]    [**]
         The 1207 cable is used to connect 3 E&M cards to 2 or 4 M66 blocks or other terminal wiring.
         GA
1208     Cable, 6-ft 3 Amphenol(M) to 1 Amphenol(M)                       $126  [**]    [**]
         The 1208 cable is used to connect 3 FXS or FXO cards to one M66 block or other terminal wiring.
         GA
1209     Cable, 6-ft 3 Amphenol(M) to 2 Amphenol(M)                       $200  [**]    [**]
         The 1209 cable is used to connect 3 E&M cards in TO mode only to M66 block or other terminal wiring.
         GA
1210     Cable, 5-ft 1 Amphenol (M) to 1 Amphenol (M) Extension            $86  [**]    [**]
         The 1210 cable is used to connect user cards with amphenol connectors to M66 blocks or other terminal wiring.
         GA
1212F    Cable, 5-ft DB25(M) to DB37(F) Straight-Thru RS449                $86  [**]    [**]
         The 1212F cable is used to connect RS449 DTE to the 8202xx
         (2 port) HSU card.
         GA
1212M    Cable, 5-ft DB25(M) to DB37(M) Straight-Thru RS449                $86  [**]    [**]
         The 1212M cable is used to connect RS449 DTE to the 8202xx
         (2 port) HSU card.
         GA
1212X    Cable, 5-ft DB25(M) to DB37(M) Cross-Over RS449                   $97  [**]    [**]
         The 1212X cable is used to connect RS449 DCE to the 8202 (2 port) HSU Card.
         GA
1213     Cable, 5-ft 50-Pin(M) Amphenol  to 2 x RJ-48(F)                  $100  [**]    [**]
         Used to connect 2 incoming T1 links from OSmart JacksO to
         the 8920xx, 8921xx, 8922xx, 8923xx 8T1/E1 (Amphenol
         connector based) Interface Card.
         GA
1215M    Cable, 5-ft RJ48(M) to DB15(M) Straight-Thru                      $49  [**]    [**]
         The 1215M cable is used to connect CSU equipment to the
         Interface Card.
         GA
1215F    Cable, 5-ft RJ48(M) to DB15(F) Straight-Thru                      $49  [**]    [**]
         The 1215F cable is used to connect CSU equipment to the
         Interface Card.
         GA
1215X    Cable, 5-ft RJ48(M) to DB15(F) Cross-Over                         $49  [**]    [**]
         The 1215X cable is used to connect PBX equipment to the
         Interface Card.
         GA
1216F    Cable, 15-ft RJ48(M) to DB25(F) Straight-Thru                     $51  [**]    [**]
         The 1216F cable is used to connect a VT-100 terminal to the
         Interface Card.
         GA
1216M    Cable, 15-ft RJ48(M) to DB25(M) Straight-Thru                     $51  [**]    [**]
         The 1216M cable is used to connect a VT-100 terminal to the
         Interface Card.
         GA
1217     Cable, 25-ft RJ11(M) to RJ11(M)                                    $9  [**]    [**]
         The 1217 cable is used to connect the modem port on the Interface
         Card to an RJ11 telephone jack.
         GA
1219F    Cable, 5-ft RJ48(M) to DB9(F) Straight-Thru                       $49  [**]    [**]
         The 1219F cable is used to connect a VT-100 terminal to the
         Interface Card.
         GA
1220     Cable, 25-ft 1 Amphenol (M) to 1 Amphenol (F) Cable              $137  [**]    [**]
         The 1220 cable is used as an extension of the 1210 cable
         when terminal wiring is located further than five feet from the IMACS chassis.
         GA
1221     Cable, 25-ft DB25(M) to DB25(F) RS232 Extension                   $71  [**]    [**]
         The 1221 cable is used as an extension of the 1114(F, M or
         X) cable when RS232DTE is located further than five feet
         from the 8220xx SRU card.
         GA
1222     Cable, 25-ft DB25(M) to DB25(F) RS530 Extension                  $117  [**]    [**]
         The 1222 cable is used as an extension of other cables when
         DTE is located further than five feet from the 8202xx HSU
         card.
         GA
1224     Cable, 25-ft DB25(M) to DB25(F) V.35 Extension                    $97  [**]    [**]
         The 1224 cable is used as an extension of the 1203 (F, M or
         X) cables when V.35DTE is located further than five feet
         from the HSU card.
         GA
1230     Cable, 1-ft RJ48(M) to RJ48(M) Shielded                           $26  [**]    [**]
         The 1230 cable is used to connect terminal interface devices to the Interface Card.
         GA
1231     Cable, 25-ft RJ48(M) to RJ48(M) Shielded                          $57  [**]    [**]
         The 1231 cable is used to connect terminal interface devices to the Interface Card.
         GA
1232     Cable, 50-ft RJ48(M) to RJ48(M) Shielded                         $100  [**]    [**]
         The 1232 cable is used to connect terminal interface devices to the Interface Card.
         GA
1233     Cable, 100-ft RJ48(M) to RJ48(M) Shielded                        $157  [**]    [**]
         The 1233 cable is used to connect terminal interface devices to the Interface Card.
         GA
1239     Cable, RJ48(M) to 2 x RJ48(M), Y Adapter with two 1230            $57  [**]    [**]
         cables attached
         Used to support WAN card redundancy.  RJ48(M) to 2 x RJ48(M).  Y Adapter with two 1230 cables attached.
         GA
1240     Cable, 5-inch DB26(M) to DB25(F) RS530                            $63  [**]    [**]
         Connects RS530 or RS232 DTE to the 8215 based HSU Card.
         GA
1251     Converter, RS-530 to V.35 Personality Module                      $74  [**]    [**]
         Used to allow V.35 signals to be transmitted through HSU ports designed for RS530 signals.
         GA
1253     Converter, RS-530 to RS-232 Personality Module                    $80  [**]    [**]
         Used to allow RS232 signals to be transmitted through HSU ports designed for RS530 signals.
         GA
1255     Gender Changer, RS-232/RS-530 DB25(F) to DB25(F)                  $43  [**]    [**]
         The 1255 gender changer is used to change the gender of RS232 or RS530 cables from male to female.
         GA
1257     Gender Changer, V.35 M34(F) to M34(F)                            $120  [**]    [**]
         The 1257 gender changer is used to change the gender of V.35 cables from male to female.
         GA
1258     Gender Changer, RS449 DB37(F) to DB37(F)                          $57  [**]    [**]
         The 1258 gender changer is used to change the gender of RS449 cables from male to female.
         GA
1260F    Cable, 5-ft DB25(M) to M34(F) Straight-Thru V.35                 $100  [**]    [**]
         The 1260F cable is used to connect 821420 HSU DTE to V.35
         trunk interfaces.
         GA
1260M    Cable, 5-ft DB25(M) to M34(M) Straight-Thru V.35                 $100  [**]    [**]
         The 1260M cable is used to connect 821420 HSU DTE to V.35
         trunk interfaces.
         GA
1261F    Cable, 5-ft DB25(M) to M34(F) Straight-Thru V.35                 $100  [**]    [**]
         The 1261F cable is used to connect V.35 DTE to the 8202 HSU card when operating in V.35 mode.
         GA
1261M    Cable, 5-ft DB25(M) to M34(M) Straight-Thru V.35                 $100  [**]    [**]
         The 1261M cable is used to connect V.35 DTE to the 8202 HSU card when operating in V.35 mode.
         GA
1263F    Cable, 5-ft DB26(M) to M34(F) Straight-Thru                      $114  [**]    [**]
         Used to connect V.35 DTE to the 8215 based HSU Card.
         GA
1263M    Cable, 5-ft DB26(M) to M34(M) Straight-Thru                      $114  [**]    [**]
         Used to connect V.35 DTE to the 8215 based HSU Card.
         GA
1263X    Cable, 5-ft DB26(M) to M34(M) Cross-Over                         $114  [**]    [**]
         Used to connect V.35 DCE to the 8215 based HSU Card.
         GA
1264F    Cable, 5-ft DB26(M) to DB25(F) Straight-Thru RS530                $77  [**]    [**]
         Used to connect RS530 or RS232 DTE to the 8215 HSU Card.
         GA
1264M    Cable, 5-ft DB26(M) to DB25(M) Straight-Thru RS530                $77  [**]    [**]
         Used to connect RS530 or RS232 DTE to the 8215 HSU Card.
         GA
1264X    Cable, 5-ft DB26(M) to DB25(M) Cross-Over RS530                   $77  [**]    [**]
         Used to connect RS530 DCE to the 8215 HSU Card.  Cannot be used to transmit RS232 signals.
         GA
1265F    Cable, 5-ft DB26(M) to DB37(F) Straight-Thru RS449               $114  [**]    [**]
         Used to connect RS449 DTE to the 8215 based HSU Card.
         GA
1265X    Cable, 5-ft DB26(M) to DB37(M) Cross-Over RS449                  $114  [**]    [**]
         Used to connect RS449 DCE to the 8215 based HSU Card.
         Consult the Premisys Cable and Equipment Guide for more details.
         GA
1266F    Cable, 5-ft DB15(M) to DB25(F) Straight-Thru                     $114  [**]    [**]
         This 1266F cable is used to connect X.21 DCE to the 8203xx
         HSU Card.
         GA
1268     Cable, 25-ft DB26(M) to DB26(F) V.35 Extension                   $114  [**]    [**]
         Used to extend the range of 1263 cables.  Consult the Premisys Cable and
         Equipment Guide for more details.
         GA
1269     Cable, 25-ft DB26(M) to DB26(F) RS530/RS449 Extension            $129  [**]    [**]
         Used to extend the range of 1264 or 1265 cables.
         GA
150000   Panel, External Sync                                             $850  [**]    [**]
         Steel panel, replaces ringer bay cover on 8918xx chassis,
         providing wire-wrap termination for external clock sources
         (used for 8922xx base Interface Card external sync
         sources).  Provides both primary and secondary external
         clock source terminations.  RJ45 (F) port for connection to
         Interface Card.
         GA
1504     M66 Terminal Block, 2 Female 50-Pin Amp/Champ Connectors          $83  [**]    [**]
         Allows the user to connect facilities with amphenol
         connectors.
         GA
200100   Panel, Plastic Blank Card Filler Plate                            $30  [**]    [**]
         Fills single open card slot in the front of 8918xx IMACS
         chassis.  Plastic faceplate.
         GA
200101   Panel, Aluminum Blank Card Filler Plate                           $30  [**]    [**]
         Fills single open card slot in the front of 8918xx IMACS
         chassis.  Aluminum faceplate.
         GA
200102   Panel, Steel Blank Card Filler Plate                              $30  [**]    [**]
         Fills single open card slot in the front of 8916xx, 8918xx or 8919xx IMACS chassis.  Steel faceplate.
         GA
200103   Panel, Stainless Steel Blank Card Filler Plate                    $30  [**]    [**]
         Fills single open card slot in the front of 8916xx, 8918xx or 8919xx IMACS chassis.  Stainless steel faceplate.
         GA

02 - Reference Manuals
         * Preface all Manual Part Numbers with 000- when ordering.
1903     Manual, Cable and Equipment Guide                                 $50  [**]    [**]
         Provides detailed pin connections for all Premisys Cables
         and Connectors.
         GA
1904     Manual, TCP/IP Reference Guide                                    $30  [**]    [**]
         Detailed guide to IP addressing and management traffic
         connectivity within the IMACS.
         GA
1918     Manual, IMACS Reference Guide, Version 3.4                       $100  [**]    [**]
         Manual provides system and card configuration guidelines for IMACS
         Host Release 3.4.x.
         GA
1924     Manual, IMACS Reference Guide, Version 4.1.2                     $100  [**]    [**]
         Manual provides system and card configuration guidelines for IMACS
         Host Release 4.1.2.
         GA
1925     Manual, IMACS Reference Guide, Version 4.2                       $100  [**]    [**]
         Manual provides system and card configuration guidelines for IMACS
         Host Release 4.2.0 or 4.2.1.
         GA
1930     Manual, IMACS Reference Guide, Version 4.2                       $100  [**]    [**]
         Manual provides system and card configuration guidelines for IMACS
         Host Release 4.2.0 or 4.2.1.
         GA
1931     Manual, IMACS Product Guide                                       $25  [**]    [**]
         Provides information regarding the IMACS productOs
         specification, technology, application and marketing.
         Consists primarily of hardcopy of documents that are also
         available on the Partners Conference folder in FirstClass.
         GA
1949     Manual, IMACS Reference Guide, Version 3.6                       $100  [**]    [**]
         Manual provides system and card configuration guidelines for IMACS
         Host Release 3.6.x.
         NPI - Contact Product Marketing for availability.
         New
19xx     Manual,  IMACS  Reference  Guide,  Version  5.0 $100 [**]  [**]  Manual
         provides  system  and card  configuration  guidelines  for  IMACS  Host
         Release 5.x. NPI - Contact Product Marketing for availability.
19xy     Manual,  StreamLine  Reference  Guide  $100 [**] [**]  Manual  provides system and card configuration guidelines for StreamLine.  NPI - Contact
         Product Marketing for availability.

03 - Training
Price is per student. Class size:- maximum 12, minimum 6. Cancellations less than 2 weeks (10 work days) before scheduled course will be billed for a minimum of 3 students plus any non-refundable instructor travel expenses. TRN001
Training, IMACS Installation and Maintenance $900 [**] [**]
         Length: 3 Days
         Contents: Product Overview, Installation & Cabling, Test Features,
         Troubleshooting
         GA





TRN002   Training, IMACS Product Overview                                 $300  [**]    [**]
         Length: 1 Day
         Contents: Premisys Product Line, System Features, Applications,
         Components
         GA
TRN003   Training, EMS                                                    $600  [**]    [**]
         Length: 2 Days
         Contents: Hardware & Software Requirements, System Configuraation, System
         Operation
         GA