Form 10-Q
period 1999-09-24
PREMISYS COMMUNICATIONS INC
filed 1999-11-08
CIK 938733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 1999

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

Yes [ X ]            No

The number of shares outstanding of the issuer's common stock, par value $0.01, as of October 22, 1999 was 24,231,564 shares.


===========================================================================

                          PREMISYS COMMUNICATIONS, INC.

                                      INDEX

 PART I.   Financial Information                                   Page No.

           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheet - June
                   30, 1999 and September 30, 1999                     3

                   Condensed Consolidated Statement of Operations
                   - Three Month Periods ended September 30, 1998      4
                   and 1999

                   Condensed Consolidated Statement of Cash Flows
                   - Three Month Periods ended September 30, 1998
                   and 1999                                            5

                   Notes to Condensed Consolidated Financial
                   Statements                                          6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       9

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                        21

 PART II.  Other Information

           Item 2. Changes in Securities and Use of Proceeds          23

           Item 5. Other Information                                  24

           Item 6. Exhibits and Reports on Form 8-K                   25

           Signatures                                                 26

I.    FINANCIAL  INFORMATION

ITEM 1.     Financial Statements


                          Premisys Communications, Inc.
                      Condensed Consolidated Balance Sheet
                      (in thousands except per share data)

                                                             June 30,       September 30,
                                                               1999           1999
                                                                           (unaudited)
                             ASSETS
 Current assets:
   Cash and cash equivalents                                   $ 3,982       $ 6,415
   Short-term investments                                       80,452        73,642
   Accounts receivable, net                                      8,459        12,151
   Inventories                                                  15,231        10,501
   Deferred tax assets                                           7,895         7,895
   Prepaid expenses and other assets                             1,552         1,498
                                                             ----------    ----------
     Total current assets                                      117,571       112,102

 Property and equipment, net                                     9,053         9,035
                                                             ==========    ==========
                                                              $126,624      $121,137
                                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                            $ 5,759       $ 3,510
    Accrued liabilities                                          10,020         9,244
    Income taxes payable                                          1,015         1,249
                                                             -----------   -----------
      Total current liabilities                                  16,794        14,003
                                                             -----------   -----------

  Put warrants                                                   10,625           ---
                                                             -----------   -----------

  Stockholders' equity:
    Common Stock, $0.01 par value, 100,000 shares
      authorized;  26,478 and 26,560 shares issued and              265           266
      outstanding
    Additional paid-in capital                                   78,336        85,747
    Treasury stock, 2,360 shares                               (22,303)      (22,303)
    Retained earnings                                            42,907        43,424
                                                             -----------   -----------
      Total stockholders' equity                                 99,205       107,134
                                                             ===========   ===========
                                                               $126,624      $121,137
                                                             ===========   ===========



See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
          Condensed Consolidated Statement of Operations - (unaudited)
                      (in thousands, except per share data)


                                        Three Months Ended September 30,

                                              1998         1999
                                              ----         ----
Revenues                                       $25,011     $21,676
Cost of revenues                                 8,388       9,802
                                           ------------  ----------
        Gross profit                            16,623      11,874
                                           ------------  ----------

Operating expenses:
  Research and development                       4,748       5,911
  Selling, general and administrative            6,493       5,922
                                           ------------  ----------
    Total operating expenses                    11,241      11,833
                                           ------------  ----------

Income from operations                           5,382          41

Interest and other income, net                     988         719
                                           ------------  ----------
Income before income taxes                       6,370         760
Provision for income taxes                       2,357         243
                                           ------------  ----------
Net income                                     $ 4,013       $ 517
                                           ============  ==========
Net income per share:
   Basic                                        $ 0.15      $ 0.02
   Diluted                                      $ 0.15      $ 0.02
                                           ============  ==========
Shares used in computing net income per share:
   Basic                                        25,910      24,165
   Diluted                                      27,025      24,820
                                           ============  ==========


See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
          Condensed Consolidated Statement Of Cash Flows - (unaudited)
                                 (in thousands)



                                             Three Months Ended September 30,
                                                   1998            1999

Cash flows from operating activities:
  Net  income                                     $4,013          $  517
  Adjustments to reconcile net income to
  net cash  provided by operating
  activities:
      Depreciation                                   678           1,083
      Changes in assets and liabilities:
       Accounts receivable                       (2,490)         (3,692)
       Inventories                               (2,719)           4,730
       Prepaid expenses and other assets             336              54
       Accounts payable                              276         (2,249)
       Accrued liabilities                         (873)           (776)
       Income taxes payable                        2,340             234
                                             ------------   -------------
Net cash provided by (used in) operating           1,561            (99)
  activities
                                             ------------   -------------

Cash flows from investing activities:
  Purchase of property and equipment               (750)         (1,065)
  Sale (purchase) of short-term investments     (10,173)           6,810
                                             ------------   -------------
Net cash provided by (used in) investing        (10,923)           5,745
  activities
                                             ------------   -------------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock,         1,317             485
  net
   Dissolution of  put warrants                      ---         (3,698)
   Repurchase of Common Stock                    (8,941)             ---
                                             ------------   -------------

Net cash used in financing activities            (7,624)         (3,213)
                                             ------------   -------------

Net increase (decrease)  in cash                (16,986)           2,433
Cash and cash equivalents at beginning of         31,006           3,982
  period
                                             ------------   -------------

Cash and cash equivalents at end of period       $14,020         $ 6,415
                                             ============   =============

See notes to condensed consolidated financial statements

                          Premisys Communications, Inc.
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of September 30, 1999, and the results of its operations and its cash flows for the three month periods ended September 30, 1998 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of June 30, 1998 and 1999 and for each of the three years in the period ended June 30, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 1999. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

     The Company has a 52/53 week fiscal accounting year that ends on the Friday closest to June 30. Accordingly, fiscal periods shown herein as ending on June 30, 1999 and September 30, 1998 and 1999 for financial statement presentation purposes actually reflect amounts for the fiscal periods ended on June 25, 1999, September 25, 1998 and September 24, 1999, respectively.


NOTE 2 - Inventories (in thousands)
                                                 June 30,       September
                                                   1999            30,
                                                                   1999
                                                               (unaudited)
Inventories
  Raw materials                                    $ 1,376         $ 1,071
  Work-in-process                                    1,476             617
  Finished goods                                    12,379           8,813
                                                 -----------   -------------
                                                 ===========   =============
                                                  $ 15,231        $ 10,501
                                                 ===========   =============

NOTE 3 - Earnings Per Share



                                    Three Month Period Ended
                      September 30, 1998               September 30, 1999
                   ---------------------------   ---------------------------
                   Net      Shares   Per         Net      Shares   Per
                   Income            Share       Income            Share
                                     Amount                        Amount
                   ---------------------------   ---------------------------
                             (in thousands except per share data)
Basic EPS
Net income
available
to common
stockholders       $4,013   25,910   $ 0.15      $  517   24,165   $ 0.02

Effect of
Dilutive
Securities
Common stock
equivalents        ----      1,115                  ----     655
                   ---------------               ----------------

Diluted EPS
Net income (loss)
available to
common
stockholders and
assumed
conversions        $4,013   27,025   $ 0.15      $  517   24,820   $ 0.02
                   ===========================   ===========================

Options to purchase 2,284,309 and 3,810,242 shares of Common Stock which were outstanding during the three month periods ended September 30, 1998 and 1999, respectively, were not included in the computation of Diluted EPS because the exercise prices of the options were greater than the average market price of the shares of Common Stock in each period.

NOTE 4 - Changes in Stockholders' Equity

                                                     (in thousands)
     Stockholders' equity at June 30, 1999              $ 99,205
     Put warrants                                         10,625
     Cost to dissolve put warrants                       (3,698)
     Issuance of stock                                       485
     Net income                                              517
                                                   ================
     Stockholders' equity at September 30, 1999        $ 107,134
                                                   ================



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

      On January 26, 1999, the Company paid $762,000 to dissolve the obligation for 1.0 million put warrants and 0.75 million call options that were to expire on January 29, 1999. On September 10, 1999, the Company paid $3.7 million to dissolve the remaining 1.0 million put warrants and 0.75 million call options which were to expire on September 15, 1999. The costs associated with the dissolution of these put warrants are reflected as a component of stockholders' equity for the quarter ended March 31, 1999 and the quarter ended September 30, 1999.

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

NOTE 6 - Subsequent Events

      On October 20, 1999, Zhone Technologies, Inc., a Delaware corporation ("Zhone"), Zhone Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Zhone ("Merger Sub"), and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for a cash tender offer ("Offer") by Merger Sub for all of the issued and outstanding shares of the Company's Common Stock together with the associated rights to purchase shares of Series A Junior Participating Preferred Stock, at a price of $10.00 per share, net to the seller in cash without interest. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, that number of shares which would constitute not less than 75% of the outstanding shares of the Company's Common Stock, calculated on a fully diluted basis. The Merger Agreement also provides that the Offer will be followed by a merger ("Merger") of the Company with and into the Merger Sub, in which all remaining outstanding shares of the Company's Common Stock would be converted into the right to receive $10.00 per share, net to the seller in cash without interest.

      The Merger and the Offer also are conditioned on the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

      In connection with the execution of the Merger Agreement, Zhone entered into a stockholders agreement ("Stockholders Agreement") pursuant to which Raymond Lin, Nicholas Williams and Boris Auerbuch have agreed to tender their shares in the Offer. In addition, pursuant to an option agreement ("Company Option Agreement"), the Company has granted Zhone an option to purchase newly issued shares of the Company's Common Stock under certain circumstances if more than 85 percent but less than 90 percent of the outstanding shares of the Company's Common Stock are tendered in the Offer.

      In connection with the execution of the Merger Agreement, the Company's Board of Directors also approved an amendment to its Rights Agreement dated September 18, 1998 with ChaseMellon Shareholder Services, L.L.C. making the Rights Agreement inapplicable to the Offer, the Merger, the Merger Agreement, the Stockholders Agreement and the Company Option Agreement.

      For further information, refer to the Company's report on Form 8-K filed on October 26, 1999 as well as the Schedule 14D-1 filed with the Securities and Exchange Commission by Zhone and the Schedule 14D-9 filed by the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations

     This Form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties which are described throughout this Form 10-Q, including: demand from and its relationships with its strategic partners and major customers, including ADC Telecommunications ("ADC"), AT&T Local Services ("ALS") formerly Teleport Communications Group ("Teleport"),
Motorola, Inc. ("Motorola"), Paradyne Corporation ("Paradyne") and XEL Communications, Inc. ("XEL"); competition; limited order backlog and quarterly fluctuations; delays and cancellations of actual and projected customer orders; new product development and introductions by the Company and its competitors including products based on the technology licensed by the Company from Positron Fiber Systems Corporation ("Positron") and Switched Network Technologies ("SNT"); market acceptance of the SlimLine, StreamLine and Q-155 products; rapidly changing technologies and the Company's ability to respond to them; deregulation of, and legislation regarding the domestic and international telecommunications industry; continued success of competitive local exchange carriers ("CLECs") in taking market share from incumbent carriers in the U.S. business communications services market; the growth of demand for telecommunications services such as wireless, cellular and the Internet; changes in the mix of products or customers or in the level of operating expenses; and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," and in the Company's Annual Report on Form 10-K, as amended for the year ended June 30, 1999. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by asterisks (*) (or italics in the non-EDGAR version of this Form 10-Q) various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends," "will" and similar expressions are also intended to identify forward looking statements, but these are not the exclusive means of identifying such statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results," which does not include asterisks for improved readability, consists primarily of forward-looking statements and associated risks. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, as amended, for the year ended June 30, 1999, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Revenues
                                        Three Months Ended September 30,
                                      --------------------------------------
                                           1998       % Change     1999
Revenues                               $25,011,000     (13%)    $21,676,000

     Revenues consist primarily of gross sales of products, less discounts and sales returns and allowances. The decrease in revenues from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 is primarily the result of lower unit volumes for both IMACS platforms and modules. The lower unit volumes were partially offset by an increase in average sales prices for both platforms and modules in the quarter ended September 30, 1999, compared with the quarter ended September 30, 1998. The increase in average sales prices was primarily due to a more favorable mix of customers and products in the quarter ended September 30, 1999 versus the quarter ended September 30, 1998. *The Company expects that revenues in the December 1999 quarter will increase somewhat compared with those reported for the quarter ended September 30, 1999. *However, the Company's expectations regarding future revenue levels are subject to numerous risks and uncertainties, including competition, limited order backlog, its relationships with its strategic partners, the introduction and acceptance of new products and the level of capital expenditures by CLECs and other carriers. See "Other Factors That May Affect Future Operating Results -Competition," "-Limited Order Backlog," "-Indirect Channels of Distribution," "-Rapidly Evolving Technology," "-Mergers of the Company's Customers" and "-Risks Associated with Announcement of Acquisition by Zhone."

      The following table sets forth, for the periods indicated, the revenues generated by customers which accounted for 10% or more of the Company's revenues in the quarters ended September 30, 1998 and 1999, other domestic customers as a group and international customers as a group, in absolute dollars and as a percentage of total revenues. The category "Other Domestic Customers" is the aggregate of all domestic customers individually representing less than 10% of the Company's revenues for the reported period.



                            Source of Revenues

                                   Three Months Ended September 30,
                            -----------------------------------------------


                                 1998          %          1999          %
                                 ----         --          ----         --
Motorola                      $3,157,000      13%      $4,978,000      23%
Paradyne                       9,037,000      36%       4,293,000      20%
ALS                             (a)           ---       4,058,000      19%
Other Domestic Customers      11,856,000      47%       7,408,000      34%
Direct International
Customers                        961,000       4%         939,000       4%
                            ======================   ======================
Total Revenues               $25,011,000     100%     $21,676,000     100%
                            ======================   ======================
(a) - Amounts not separately provided (but are instead included in "Other Domestic Customers") as revenues for the period were less than 10% of the total.

      The Company  sells a  substantial  majority  of its  products to a limited number of customers  which  generally  resell the  Company's  products to public carriers and end users.  For the  quarters  ended  September  30, 1998 and 1999, customers  individually  representing  10%  or  more  of the  Company's  revenue generated 49% and 62% of the Company's total revenues, respectively. The increase in the percentages is primarily the result of growth in sales to ALS from the September, 1998 quarter to the September, 1999 quarter. *The loss of any one or more of the Company's major customers would have a material adverse effect on the Company's business and operating results. *Any of the telecommunications equipment suppliers that market and sell the Company's products could elect to cease marketing and selling the Company's products, and there can be no assurance that these telecommunications equipment suppliers will continue to place orders with the Company or that the Company will be able to obtain orders from new telecommunications equipment suppliers or end users. See "Other Factors That May Affect Future Operating Results" "-Limited Order Backlog," "-Quarterly Fluctuations," "- Indirect Channels of Distribution," and "-Relationship with Paradyne."

     In the quarter ended September 30, 1998 and the quarter ended September 30, 1999, direct international revenues accounted for 4% of the Company's revenues. Certain of the Company's domestic customers also sell Premisys products into international markets. *The Company intends to expand its operations outside the United States and anticipates that international sales will increase in the future both in absolute dollars and as a percentage of revenues. However, in order to sell its products internationally, the Company must meet standards established by international telecommunications committees and authorities in various countries. *Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, more volatile economic conditions, risks associated with foreign currency exchange rates, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. See "Other Factors That May Affect Future Operating Results - Industry Standards and Regulatory Matters."

Gross Profit
                                        Three Months Ended September 30,
                                      --------------------------------------
                                           1998       % Change     1999
Gross Profit                           $16,623,000     (29%)    $11,874,000
As a percentage of revenues                66%                      55%

     Cost of revenues consists of component costs, compensation costs and overhead related to the Company's manufacturing operations and warranty expenses. Gross profit decreased from the three months ended September 30, 1998 to the quarter ended September 30, 1999 primarily due to the combination of lower unit shipment volumes and higher manufacturing expenses which resulted primarily from a $2 million inventory reserve taken to reflect concerns regarding market willingness to purchase the Company's present SlimLine product currently held in inventory. The gross margin decreased from the quarter ended September 30, 1998 to the quarter ended September 30, 1999, due primarily to higher manufacturing expenses. Product margins were unchanged from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. *The Company expects its gross margins for the remainder of fiscal 2000 to decline from the 55% reported in the quarter ended September 30, 1999, due primarily to anticipated changes in the mix of IMACS, StreamLine, SlimLine and Q-155 products sold. *However, achievement of the Company's expectations is subject to a number of uncertainties, including customer mix, the mix of products sold and the Company's ability to realize expected revenue levels.

Research and Development Expenses
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1998       % Change     1999
Research and development expenses       $4,748,000      25%     $5,911,000
As a percentage of revenues                19%                     27%

      Research and development expenses consist of personnel costs, consulting, testing, supplies and depreciation expenses. All software development costs have been expensed in the period in which they were incurred. Research and development expenses increased $1,163,000, or 25%, from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. This increase was primarily due to increased personnel expenses, increased expenses for outside services and materials and increased equipment expenses associated with the development of the Company's Q-155 product. The increase in research and development expenses as a percentage of the Company's revenues from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 was primarily the result of lower revenues in the quarter ended September 30, 1999. *The Company expects that during the remaining quarters of fiscal 2000 these expenses will increase in absolute dollars but decrease as a percentage of revenues as compared to the quarter ended September 30, 1999. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels and meet spending expectations.

Selling, General and Administrative Expenses
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1998       % Change     1999
Selling, general and administrative     $6,493,000      (9%)    $5,922,000
expenses
As a percentage of revenues                26%                     27%

      Selling expenses consist principally of compensation costs for sales and marketing personnel (including sales commissions and bonuses), travel expenses, customer support expenses, trade show expenses and advertising expenses. General and administrative expenses consist primarily of compensation expenses for administration, finance, and general management personnel, as well as legal and audit fees. Selling, general and administrative expenses decreased $571,000, or 9%, from the quarter ended September 30, 1998 to the quarter ended September 30, 1999. This decrease was primarily a result of decreased legal, staffing, travel and advertising expenses. The increase in selling, general and administrative expenses as a percentage of the Company's revenues in the quarter ended September 30, 1999 versus the quarter ended September 30, 1998 was primarily the result of lower revenues in the quarter ended September 30, 1999. *The Company expects that during the remaining quarters of fiscal 2000 these expenses will increase in absolute dollars but decrease as a percentage of revenues as compared to the quarter ended September 30, 1999. *These expectations are subject to a number of risks, including the Company's ability to realize expected revenue levels and meet spending expectations.

Interest and Other Income, Net
                                        Three Months Ended September 30,
                                      -------------------------------------
                                          1998       % Change      1999
Interest and other income, net          $988,000       (27%)     $719,000
As a percentage of revenues                4%                       3%

      Interest and other income, net consists of interest income less interest expense, and, to a much lesser extent, foreign currency gains and losses. The decrease in interest and other income, net, for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 was due to lower average cash balances for the quarter ended September 30, 1999 versus the quarter ended September 30, 1998. The lower average cash balance for the quarter ended September 30, 1999 was the direct consequence of the use of cash during fiscal 1999 for the repurchase of Common Stock.

Provision for Income Taxes
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1998       % Change     1999
Provision for income taxes              $2,357,000     (90%)     $243,000
As a percentage of income before           37%                     32%
  income taxes

      The Company's provision for income taxes represents estimated federal and state income taxes. The Company's effective tax rate for the quarter ended September 30, 1998 was 37%. The Company's effective income tax rate for the quarter ended September 30, 1999 was reduced to 32% as a larger portion of the Company's pre-tax income came from tax exempt income from the Company's municipal securities portfolio.


Net Income per Share
                                        Three Months Ended September 30,
                                      -------------------------------------
                                           1998       % Change     1999
Net income                              $4,013,000      (87%)    $517,000
Net income per share (diluted)             $.15         (87%)      $.02
Shares used in calculating diluted
  net income         per share          27,025,000      (8%)    24,820,000

      Net income decreased from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 primarily due to the reduction in revenues, as discussed under "Revenues," and the increase in manufacturing expenses, as discussed under "Gross Profit," in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

Liquidity and Capital Resources
                                         Three Months Ended September 30,
                                           1998       % Change     1999

Net cash provided by (used in)
  operating activitie      s           $ 1,561,000     (106%)   $  (99,000)

Period-end cash, cash equivalents
  and short-term investments           $ 99,168,000     (19%)   $80,057,000

Period-end working capital             $108,421,000     (10%)   $98,099,000

      At September 30, 1999, the Company had approximately $80.1 million of cash, cash equivalents and short-term investments. Net cash totaling $0.1 million was used in operating activities during the three months ended September 30, 1999, most significantly due to decreases in accounts receivable ($3.7 million), accounts payable ($2.2 million) and accrued liabilities ($0.8 million), offset partially by a decrease in inventory ($4.7 million) and depreciation plus net income ($1.6 million).

      Cash provided by investing activities during the three months ended September 30, 1999 consisted principally of sales of short-term securities totaling $6.8 million. Financing activities during the three months ended September 30, 1999 resulted in a net use of cash of $3.2 million. The net use of cash is the result of $3.7 million of cash used to dissolve the Company's put warrant obligations, offset in part by proceeds from the issuance of Common Stock. See Note 4 - Changes in Stockholders' Equity.

      As of September 30, 1999, the Company's working capital was approximately $98.1 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. *The Company believes that its available funds and anticipated cash flows from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next twelve months.

Other Factors That May Affect Future Operating Results

      As referenced in the first paragraph of this Item 2, this section consists primarily of forward looking statements and associated risks but, for improved readability, does not include asterisks (or italics in the non-EDGAR version of this Form 10-Q).

      COMPETITION. The market for telecommunications products is highly competitive and subject to rapid technological change. The Company's principal competition for the market segment served by the Company's IMACS products comes from major telecommunications equipment suppliers, such as Newbridge Networks Corporation ("Newbridge"), Tellabs, Inc. ("Tellabs") and World Access, Inc. ("World Access"), which offer a broad line of products including access devices for business applications. The Company's principal competition for the market segment served by the Company's SlimLine and StreamLine products includes Carrier Access Corporation ("CAC"), Adtran, Inc. ("Adtran"), Vina Technologies ("Vina") and telecommunications equipment manufacturers selling channel bank and CSU/DSU products. In addition, the Company faces competition from companies who provide substitute, as opposed to direct replacement, solutions for the Company's IMACS, SlimLine and StreamLine products. The primary competitors for such substitute products include Advanced Fibre Communications ("AFC"), Alcatel U.S.A., Inc. ("Alcatel"), Lucent Technologies ("Lucent"), Nortel Networks Corporation ("Nortel") and Reltec Corporation ("Reltec"). The Company has experienced and expects substantial additional competition from existing competitors as they continue to develop products to compete with the functionality and flexibility of the Company's products. As shipments of the Company's SlimLine and StreamLine products increase, it expects to face additional competition from channel bank and CSU/DSU vendors as well as from new startups focusing on the access equipment market. The Q-155 product competes with broadband access products offered or announced by a number of vendors including Fibex Systems ("Fibex"), which was recently acquired by Cisco Systems ("Cisco"), Accelerated Networks, Inc., Atmosphere Networks, Inc., other telecommunications equipment manufacturers selling multiplexer products and digital loop carriers with the Bellcore Standard GR-303 protocol and other competitors, such as Pairgain Technologies, Inc. ("Pairgain") and Paradyne, that provide bundled voice and data services and solutions for better utilization of bandwidth. Certain of the telecommunications equipment suppliers which market the Company's products have recently either acquired or expressed an interest in acquiring companies which have products or technologies that either do or may compete with the Company's products. Other telecommunications equipment suppliers that market and distribute the Company's products may in the future develop or acquire products that could be sold for selected applications for which the Company's products are currently provided. Successful development or acquisition of such products could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. In addition, the Company believes that there will be an increase in the intensity of price competition in the markets served by the Company's products. Thus, while unit volumes are expected to increase, the Company believes that the rate of increase of revenues will be lower than the rate of increase in units. While the Company has recently begun selling is StreamLine and SlimLine products, which are more price competitive than its IMACS platform, these new products must compete with an increasing number of low priced integrated access devices. As a result, the Company may find it more difficult to achieve expected levels of revenues and profitability.

      LIMITED ORDER BACKLOG. The Company typically operates with limited order backlog, and a majority of its revenues in each quarter result from orders booked in that quarter. Also, the Company has from time-to-time recognized a majority of its revenues from sales booked and shipped in the last month of a quarter, including in four out of the last five quarters. Due to the delivery requirements of its customers, the Company expects to continue to experience limited order backlog. The Company's manufacturing procedures are designed to assure rapid response to customer demand, but may, in some circumstances, create risk of excess or inadequate inventory, which may have an adverse effect on the Company's business and operating results. The Company's agreements with its customers typically allow customers to cancel orders or delay scheduled shipments without penalty until a relatively short period of time before planned shipment. The Company has experienced cancellation of orders from time to time, and expects to receive order cancellations from time to time in the future, which could adversely affect the Company's revenues for a quarter or series of quarters. Because a substantial portion of customer orders are filled within the fiscal quarter of receipt, and because of the ability of customers to revise or cancel orders and change delivery schedules without significant penalty, the Company believes that its backlog as of any given date is not necessarily indicative of actual revenues for any succeeding period.

      INDIRECT CHANNELS OF DISTRIBUTION. Substantial portions of the sales of the Company's products are through indirect channels of distribution. Thus, the Company's ability to affect and judge the timing and size of individual user orders is more limited than for manufacturers selling directly to the end users of their products. Any of thc strategic partners that market and sell the
Company's  products  could elect to cease  marketing  and selling the  Company's products, and there can be no assurance that these strategic partners will continue to place orders with the Company or that the Company will be able to obtain orders from new strategic partners or end users. See "-Relationship with Paradyne." Strategic partners could develop products that could be sold for selected applications for which the Company's products are currently provided, which could reduce the level of demand from these telecommunications equipment suppliers for the Company's products. See "- Competition." In addition, the Company's revenues for a given quarter may depend to a significant degree upon planned product shipments for a single carrier's equipment deployment project. For example, in the quarters ended September 30 and December 31, 1997, March 31, 1998 and June 30, 1998, shipments of the Company's products to MCI Communications Corporation ("MCI"), through ADC, one of the Company's strategic distribution partners, represented more than 15% of the Company's total revenues for such quarters. Revenues derived from particular carrier projects have been and continue to be difficult to forecast due to a relatively long sales cycle and delays in the timing of such projects. For example, the Company's financial results for the first quarter of fiscal 1999 were adversely affected when product shipments for MCI were lower than expected. In addition, the Company's financial results for the quarter ended June 30, 1999 were also adversely affected primarily as a result of the Company's failure to obtain large orders it had expected during the quarter from three of its major OEM partners - Paradyne, Nortel and XEL. Similar delays may occur in the future and would have a significant impact if they did occur. Delays can be caused by late deliveries by other vendors, changes in implementation priorities, slower than anticipated growth in demand for the services that the equipment supports or in the capital expenditures of the end user customer, consolidation among carriers and delays in obtaining regulatory approvals for new tariffs. See "-Mergers of the Company's Customers." Revenues can also be affected by delays in initial shipments of new products and new software releases developed by the Company. See "-Rapidly Evolving Technology." In developing countries, delays and reductions in the planned deployment of the Company's products can also be caused by sudden declines in the local economy or capital availability and by new import controls. Suppliers of the Company's products have in the past and may in the future build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such suppliers to sell from their inventory could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and have an adverse effect on the Company's business and operating results in the periods in which the inventory is utilized. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. There can be no assurance that any future delays would not have an adverse effect.

      QUARTERLY FLUCTUATIONS. The Company's operating results may fluctuate on a quarterly and annual basis due to factors such as the timing of new product announcements and introductions by the Company, its major customers and its competitors, delays in equipment deployment, availability and market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of revenues, changes in the level of operating expenses, competitive product and pricing pressures, the gain or loss of significant customers, increased research and development expense associated with new product introductions, component shortages (see "-Dependence on Certain Suppliers"), and general economic conditions. The Company's planned product shipments for a single carrier's equipment deployment project can be a significant portion of a quarter's revenues, and delays in the timing of such a project (which have occurred in the past, including the quarters ended March 31, 1997 and June 30, 1999) or reductions in expected shipments to a single carrier (which occurred in the quarter ended September 30, 1998) could and have had a material adverse effect on the Company's business and operating results. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business and operating results for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected future revenue shortfall. The Company has on several occasions, including the quarters ended September 30, 1998, December 31, 1998 and June 30, 1999, experienced such an unforecasted revenue shortfall and was not able to compensate for it through expense reductions. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders would have a material adverse effect on the Company's business and operating results. The Company's operating results may also be affected by seasonal trends. Such trends may include lower revenues in the summer months during the Company's first fiscal quarter when many businesses experience lower sales, and in the Company's third fiscal quarter, as compared to its second fiscal quarter, as a result of strong calendar year end purchasing patterns from certain of the Company's strategic customers.

      RAPIDLY EVOLVING TECHNOLOGY. The telecommunications equipment market is characterized by rapidly changing technologies and frequent new product introductions, which include cell and packet technologies and new digital subscriber line technologies ("xDSL"). The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new and cost effective products and enhancements. The Company has licensed certain technology from Positron for inclusion in the Company's Q-155 products, which was announced in June 1997. The Company began field trials for this product in the quarter ending December 31, 1998 and shipped its first Q-155 product in the quarter ended March 31, 1999. However, volume shipments of this product have not yet commenced. As a result, there is no assurance that the market will accept this product. Also, in the quarter ended March 31, 1998, the Company licensed cell and packet technologies from SNT. The Company intends to ship products based upon the SNT technology in the first quarter of calendar 2000. However, there can be no assurance that the Company will be able to successfully develop this product, other new products or enhancements to its existing products on a timely and cost-effective basis. The Company may also experience delays in connection with its product development efforts, which can impact expected operating results. For example, the Company's shipment of its new SlimLine product had been delayed for several quarters due to hardware and software revisions necessary to make the product more acceptable in the marketplace. In addition, failure to achieve market acceptance of new products could have a material adverse effect on the Company's operating results. For example, in addition to the delays in getting SlimLine product to market, the lack of a remote management feature in the present SlimLine product has deterred market willingness to purchase the product. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, certain of the Company's newly introduced products have contained undetected errors and incompatibilities with installed products, which has resulted in losses and delays in market acceptance of such products. As the functionality and complexity of the Company's products continue to grow, the Company has experienced and may in the future experience an increased incidence of such errors or failures as well as delays in introducing its products.

      DEPENDENCE ON KEY PERSONNEL. The Company's success to date has been significantly dependent on the contributions of its senior officers and other key employees. The loss of the services of any one of the Company's senior officers or key employees could have a material adverse effect on the Company's business and operating results. The Company recently lost the services of its Senior Vice President of Operations, Antonio Flores, and Senior Vice President of Sales, Robert A. Fyffe, both of whom had been with the Company for more than seven years. Both positions have been filled and the Company expects little, if any, disruption in its manufacturing or sales operations as a result of these departures. The Company's success also depends to a significant extent on its ability to attract and retain additional highly-skilled technical, managerial and sales and marketing personnel, the competition for whom is intense.

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

      DEPENDENCE ON CERTA1N SUPPLIERS. Certain components used in the Company's products are currently available from only one supplier. In addition, the Company relies on contract manufacturers to produce its printed circuit board assemblies and enclosures. Use of contract manufacturers can expose Premisys to supply interruptions due to production, quality or financial problems of its contractors. Shortages or delays in the delivery of the components used in the Company's products (which have occurred in the past) or extended delays in deliveries of printed circuit board assemblies or enclosures could result in delays in the shipment of the Company's products and/or increase component costs. Failure of the Company to order sufficient quantities of any required component in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. Although the Company typically maintains some reserve inventory of components and printed circuit board assemblies, this inventory would not cover a significant delay in the delivery of such items.

      YEAR 2000 RISKS. The Company has a formal Year 2000 Conformance Project in place that focuses on four key readiness areas: (1) internal infrastructure readiness, addressing internal information systems and non-information technology systems; (2) supplier readiness, addressing the preparedness of our supplier base; (3) product readiness, addressing the Company's product functionality, which includes customer support of the installed base of the Company's products; and (4) customer readiness, addressing the preparedness of our customer base. For each readiness area, a task force has performed a
Company-wide risk assessment, conducted testing, communicated with employees, suppliers, customers and other third party business partners to raise awareness of the Year 2000 problem and is conducting remediation. Following are overviews of each readiness area and the Company's progress for becoming ready for the Year 2000.

      Internal infrastructure readiness: An assessment of internal computer software and hardware has been completed with the assistance of a third party. The Company has migrated to an upgraded version of its enterprise-wide accounting and manufacturing system, which is Year 2000 compliant. For other systems, the Company has identified all non-compliant systems, established a project for prioritized system compliance, and is in the process of executing under such compliance project. Other systems are scheduled to be compliant by the end of November, 1999. In addition to applications and information technology hardware, the Company is testing remediation plans for embedded systems, facilities and other operations.

      Supplier readiness: This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services, and (2) compliance of a supplier's products with Year 2000. Suppliers have been identified and contacted based on their criticality to the Company. The Company has received responses from all of its preferred suppliers. All of the Company's key suppliers have confirmed that they are Year 2000 compliant. Approximately forty percent (40%) of the Company's non-critical suppliers have confirmed that they are Year 2000 compliant and the remainder assert that they will be Year 2000 compliant by December 31, 1999. Based on interactions with and assurances from suppliers, the Company believes that supplier issues that potentially affect the Company's products have been resolved.

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

      Customer readiness: The Company sells a substantial portion of its products to large, publicly traded companies who themselves are addressing Year 2000 compliance issues. Premisys has been working directly with these customers, who are also our strategic distribution partners or major distributors, to resolve any issues between them and the Company. The Company has also reviewed their readiness statements as filed in public documents with the Securities and Exchange Commission. Based on these efforts, the Company believes that Year 2000 issues will not materially affect shipment of products to these customers. However, there can be no assurances that unforeseen problems or problems with customers of Premisys' partners or distributors will not occur and have a material impact on the Company's revenues in the future. In the event that any of the Company's significant customers do not successfully and timely achieve Year 2000 compliance of their own products, the Company's business and operations could be adversely affected. Use of the Company's products in connection with customer products which are not Year 2000 compliant, including non-compliant hardware and software, may result in inaccurate exchange of dates, performance problems or system failure. If the businesses of the Company's significant customers are materially and adversely affected by Year 2000 issues, the Company's business will also be materially and adversely affected to the extent that such customers delay, postpone or cancel orders for the Company's products as they divert resources to fixing their own Year 2000 compliance problems. In addition, the Company believes that the businesses of the Company's strategic partners may be adversely affected to the extent that the Year 2000 compliance concerns of their own end user customers affect the purchasing patterns of such customers in the short-term. Such end user customers may defer purchases of telecommunications equipment generally until early in the next millennium to avoid Year 2000 problems. Any such deferral of purchases could reduce demand for the Company's products by the Company's strategic partners, which could have a material adverse effect on the Company's business, operating results and financial condition.

     General Risk Factors: The Company's Year 2000 project is currently in the remediation phase. The Company believes that, in spite of their assurances, its greatest potential risks are associated with its suppliers. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. The Company is at the remediation phase for its operations and infrastructure, and, while the Company cannot foresee any significant problems or issues, it cannot predict whether or not significant problems or issues will be identified in the future. The Company has determined the extent of contingency planning that may be required, but it cannot be sure that additional actions will not be necessary. Based on the status of the assessments made and remediation plans in process to date, the Company believes that the total cost of remediation of all Year 2000 issues will not exceed $500,000. However, the Company has developed remediation for all problems and has either completely implemented or is implementing its remediation plans. As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation plans, or may find that the costs of these activities exceed current expectations. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

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

     RISKS ASSOCIATED WITH ANNOUNCEMENT OF ACQUISITION BY ZHONE. On October 20, 1999, the Company announced the execution of a merger agreement with Zhone Technologies, Inc., pursuant to which a wholly-owned subsidiary of Zhone will make a cash tender offer for all of the issued and outstanding shares of the Company's Common Stock, followed by a merger of the Company with and into such subsidiary. See Note 6 of Notes to Condensed Consolidated Financial Statements in Item 1 of this form 10-Q. This intended acquisition by Zhone may result in the diversion of management's attention from other business concerns, the disruption of the Company's business, the loss of key employees, the loss of orders for the Company's products from its customers and the loss of key distributor, supplier or other business partner relationships. There can be no assurance that the Company will succeed in overcoming these or any other significant risks encountered in connection with the proposed acquisition.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

            The following discussion about the Company's market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

      The Company, in the normal course of business, is subject to the risks associated with foreign currency exchange rates, fluctuations in the market value of its fixed income securities available-for-sale, and changes in interest rates. Please refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Form 10-K for the fiscal year ended June 26, 1999 for a more detailed discussion.

      There has been no significant change in the Company's exposure to foreign currency fluctuations during the quarter ended September 30, 1999 versus the year ended June 30, 1999.

      The fair market value of the Company's fixed income securities portfolio at September 30, 1999 was $73.6 million, as compared to $81.4 million at June 30, 1999. In both comparison periods the corresponding unrealized gain was immaterial. The average duration of the portfolio remained unchanged from 1.20 years at June 30, 1999 and September 30, 1999.

      The following table presents the hypothetical change in the aggregate fair market value of the Company's fixed income securities portfolio at September 30, 1999 which would result if the Federal Funds Rate changed as shown. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS.
                                  Decrease in Federal      Increase in Federal
                                      Funds Rate                Funds Rate
                             ---------------------------------------------------
Change in Federal Funds Rate
(BPS)                          (150 BPS)(100BPS)(50 BPS) 50 BPS  100 BPS 150 BPS
--------------------------------------------------------------------------------
Change in Securities            $1,337    $883   $428    ($441)   ($876)($1,304)
Valuation ($000's)

II.   OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

Amendment of Rights Agreement

      The Company's Rights Agreement (the "Rights Agreement") dated as of September 18, 1998 between the Company and ChaseMellon Shareholder Services L.L.C., as Rights Agent (the "Rights Agent"), was amended by the First Amendment to Rights Agreement, dated as of October 20, 1999 (the "Amendment"). The Amendment provides an exception to the definition of "Acquiring Person" for each of Zhone Technologies, Inc. ("Zhone") and Zhone Acquisition Corp. ("Merger Sub") and their respective subsidiaries, Affiliates and Associates (as such latter two terms are defined in the Rights Agreement) solely by virtue of their acquisition, or their right to acquire, Common Stock of the Company pursuant to an Agreement and Plan of Merger dated October 20, 1999 by and among Zhone, Merger Sub and the Company (the "Merger Agreement"), the Company Option Agreement dated October 20, 1999 by and among Zhone, Merger Sub and the Company (the "Option Agreement"), the Stockholders Agreement dated October 20, 1999 by and among Zhone, Merger Sub and Raymond C. Lin, Boris J. Auerbuch and Nicholas
J. Williams (the "Stockholders Agreement") or the consummation of the transactions contemplated by the Merger Agreement, the Option Agreement or the Stockholders Agreement. The Amendment also provides that a "Distribution Date" or a "Shares Acquisition Date" shall not occur solely by reason of execution of the Merger Agreement, the Option Agreement or the Stockholders Agreement, the consummation of the Offer or the Merger (as each term is defined in the Merger Agreement) or the consummation of any other transaction contemplated by the Merger Agreement, the Option Agreement or the Stockholders Agreement. Finally, the Amendment changes the definition of the event(s) at the time of and after which a holder of Rights under the Rights Agreement cannot exercise his, her or its Rights to the earlier of (i) immediately prior to the Effective Time (as defined in the Merger Agreement) of the Merger or (ii) the close of business on September 18, 2008. The Amendment is filed as Exhibit 4.05 to the Company's Form 8-A/A which was filed on October 27, 1999 and the foregoing description of the Amendment is qualified in its entirety by reference to Exhibit 4.05.

Issuance of Company Option

      In connection with the Merger Agreement, the Company entered into a Company Option Agreement with Zhone and Merger Sub under which the Company has granted Zhone an option (the "Company Option") to purchase newly issued shares of the Company's Common Stock under certain circumstances if more than 85 percent but less than 90 percent of the outstanding shares of the Company's Common Stock are tendered in the Offer. The Company Option allows Merger Sub to purchase that number of shares (the "Company Option Shares") equal to the lowest number of shares that, when added to the number of shares owned by Merger Sub at the time of such exercise, shall constitute one share more than 90% of the shares then outstanding (assuming issuance of the Company Option Shares) at a price equal to $10.00 per share. Zhone may not exercise the Company Option unless and until it has accepted for payment pursuant to the Offer, shares constituting more than 85% but less than 90% of the shares then outstanding. In addition, Zhone may not exercise the Company Option unless immediately after such exercise Merger Sub would own more than 90% of the shares then outstanding. Moreover, Zhone may not exercise the Company Option after the earliest to occur of (i) the Effective Time, (ii) the date which is ten business days after the occurrence of the Company Option Exercise Event (as defined in the Company Option Agreement) (or such later date on which the closing of a purchase of shares pursuant to the Company Option Agreement may be consummated), or (iii) the termination of the Merger Agreement. The Company has relied on Section 4(2) of the Securities Act in connection with the execution of the Company Option Agreement. The execution of the Company Option Agreement was privately negotiated, and Zhone was a sophisticated investor with access to all relevant information necessary to evaluate the investment. No public offering or public solicitation was used by the Company in connection with this agreement.

ITEM 5.  Other Information

            On October 20, 1999, Zhone Technologies, Inc., a Delaware corporation ("Zhone"), Zhone Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Zhone ("Merger Sub"), and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for a cash tender offer ("Offer") by Merger Sub for all of the issued and outstanding shares of the Company's Common Stock together with the associated rights to purchase shares of Series A Junior Participating Preferred Stock, at a price of $10.00 per share, net to the seller in cash without interest. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, that number of shares which would constitute not less than 75% of the outstanding shares of the Company's Common Stock, calculated on a fully diluted basis. The Merger Agreement also provides that the Offer will be followed by a merger ("Merger") of the Company with and into the Merger Sub, in which all remaining outstanding shares of the Company's Common Stock would be converted into the right to receive $10.00 per share, net to the seller in cash without interest.

      The Merger and the Offer also are conditioned on the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

      In connection with the execution of the Merger Agreement, Zhone entered into a stockholders agreement ("Stockholders Agreement") pursuant to which Raymond Lin, Nicholas Williams and Boris Auerbuch have agreed to tender their shares in the Offer. In addition, pursuant to an option agreement ("Company Option Agreement"), the Company has granted Zhone an option to purchase newly issued shares of the Company's Common Stock under certain circumstances if more than 85 percent but less than 90 percent of the outstanding shares of the Company's Common Stock are tendered in the Offer.

      In connection with the execution of the Merger Agreement, the Company's Board of Directors also approved an amendment to its Rights Agreement dated September 18, 1998 with ChaseMellon Shareholder Services, L.L.C. making the Rights Agreement inapplicable to the Offer, the Merger, the Merger Agreement, the Stockholders Agreement and the Company Option Agreement.

      For further information, refer to the Company's report on Form 8-K filed on October 26, 1999 as well as the Schedule 14D-1 filed with the Securities and Exchange Commission by Zhone and the Schedule 14D-9 filed by the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     Exhibit No.   Description of Exhibit
     2.1           Agreement and Plan of Merger dated as of October 20, 1999
                   by and among Zhone Technologies, Inc., Zhone Acquisition
                   Corp. and Premisys Communications, Inc. (incorporated by reference to the Form 8-K of the Company filed October 26,
                   1999).
     2.2           Company Option Agreement dated as of October 20, 1999 by
                   and among Zhone Technologies, Inc., Zhone Acquisition
                   Corp. and Premisys Communications, Inc. (incorporated by reference to the Form 8-K of the Company filed October 26,
                   1999).
     2.3           Stockholders  Agreement  dated as of October  20, 1999 by and among Zhone  Technologies,  Inc., Zhone Acquisition Corp. and
                   Raymond C. Lin,  Boris J.  Auerbuch and Nicholas J.  Williams
                   (incorporated by reference to the Form 8-K of the Company filed October 26, 1999).
     4.05          First Amendment to Rights Agreement,  dated as of October 20,
                   1999, by and between Premisys Communications, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.05 to the Company's Report on Form
                   8-A/A (File No. 0-25684) filed on October 27, 1999).
     10.53         Employment  Agreement,  dated  March 25,  1999,  and  related
                   Secured  Promissory  Note,  dated  April  29,  1999,  between
                   Premisys Communications, Inc. and Claude DuPuis (incorporated by reference to Exhibit 10 to the Company's Schedule 14D-9 filed on October 27, 1999).
     27.01         Financial Data Schedule

B.   Reports on Form 8-K

     The Company filed a report on Form 8-K on October 26, 1999. The report covered the Company's execution of the Merger Agreement with Zhone Technologies, Inc. and Zhone Acquisition Corp. as described in Item 5 above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PREMISYS COMMUNICATIONS, INC.


          November 5, 1999                      /s/ Robert W. Dilfer
--------------------------------------    -------------------------------------
                Date                                Robert W. Dilfer
                                             Vice President and Controller
                                           (Duly Authorized Officer and Chief
                                                  Accounting Officer)

                                Index to Exhibits

     Exhibit No.   Description of Exhibit
     2.1           Agreement and Plan of Merger dated as of October 20, 1999
                   by and among Zhone Technologies, Inc., Zhone Acquisition
                   Corp. and Premisys Communications, Inc. (incorporated by reference to the Form 8-K of the Company filed October 26,
                   1999).
     2.2           Company Option Agreement dated as of October 20, 1999 by
                   and among Zhone Technologies, Inc., Zhone Acquisition
                   Corp. and Premisys Communications, Inc. (incorporated by reference to the Form 8-K of the Company filed October 26,
                   1999).
     2.3           Stockholders  Agreement  dated as of October  20, 1999 by and among Zhone  Technologies,  Inc., Zhone Acquisition Corp. and
                   Raymond C. Lin,  Boris J.  Auerbuch and Nicholas J.  Williams
                   (incorporated by reference to the Form 8-K of the Company filed October 26, 1999).
     4.05          First Amendment to Rights Agreement,  dated as of October 20,
                   1999, by and between Premisys Communications, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.05 to the Company's Report on Form
                   8-A/A (File No. 0-25684) filed on October 27, 1999).
     10.53         Employment  Agreement,  dated  March 25,  1999,  and  related
                   Secured  Promissory  Note,  dated  April  29,  1999,  between
                   Premisys Communications, Inc. and Claude DuPuis (incorporated by reference to Exhibit 10 to the Company's Schedule 14D-9 filed on October 27, 1999).
     27.01         Financial Data Schedule

Exhibit 27.01